Form 10QSB
period 1998-03-31
BUCKHEAD COMMUNITY BANCORP INC
filed 1998-05-15
CIK 1026304

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
Mark One

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
             EXCHANGE ACT OF 1934

       For the quarterly period ended      MARCH 31, 1998
                                      -----------------------

[___]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________  to __________

                       COMMISSION FILE NUMBER:  333-37405

                       Buckhead Community Bancorp, Inc.
         -------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Georgia                                               58-2265980
---------------------------                              -----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

            415 EAST PACES FERRY ROAD, N.E., ATLANTA, GEORGIA 30305
       -----------------------------------------------------------------
                   (Address of principal executive offices)

                                (404) 231-2265
                   ----------------------------------------
                          (Issuer's telephone number)

                                      N/A
               ------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    -------         -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes               No
    --------          ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1998: 1,627,950; $.01 par value.

Transitional Small Business Disclosure Format (Check One)  Yes        No   X
                                                               -----     -----

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY


================================================================================

                                     INDEX
                                     -----


                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS - MARCH 31, 1998 AND
              DECEMBER 31, 1997........................................................  3

            CONSOLIDATED STATEMENTS OF OPERATIONS AND
              COMPREHENSIVE LOSS - THREE MONTHS ENDED
              MARCH 31, 1998 AND 1997..................................................  4

            CONSOLIDATED STATEMENT OF CASH FLOWS - THREE
              MONTHS ENDED MARCH 31, 1998 AND 1997.....................................  5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................  6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................  7


PART II.  OTHER INFORMATION

            ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  9

            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..................................  9

            SIGNATURES................................................................. 10

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)

                                    Assets                                               1998                     1997
                                    ------                                     ----------------------      ------------------
Cash and due from banks                                                        $              865,927      $           61,928
Federal funds sold                                                                          6,340,000                       -
Securities available-for-sale, at fair value                                                5,210,254                       -

Loans                                                                                       1,133,408                       -
Less allowance for loan losses                                                                  1,500                       -
                                                                               ----------------------      ------------------
          Loans, net                                                                        1,131,908                       -
                                                                               ----------------------      ------------------

Premises and equipment                                                                        525,313                 336,638
Other assets                                                                                  284,615                 210,908
                                                                               ----------------------      ------------------
          Total assets                                                         $           14,358,017      $          609,474
                                                                               ======================      ==================

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Deposits
    Demand                                                                     $            1,053,664      $                -
    Interest-bearing demand                                                                 1,954,834                       -
    Savings                                                                                    33,266                       -
    Time                                                                                    3,580,320                       -
                                                                               ----------------------      ------------------
          Total deposits                                                                    6,622,084                       -
Other liabilities                                                                              20,258                       -
                                                                               ----------------------      ------------------
          Total liabilities                                                                 6,642,342                       -
                                                                               ----------------------      ------------------

Commitments and contingent liabilities

Stockholders' equity
    Special stock, par value $.01; 1,000,000 shares
      authorized; none issued                                                                       -                       -
    Common stock, par value $.01; 10,000,000 shares
      authorized; 1,627,950 and 150,000 shares issued
      and outstanding, respectively                                                            16,280                   1,500
    Capital surplus                                                                         8,088,317                 748,500
    Accumulated deficit                                                                      (360,897)               (140,526)
    Accumulated other comprehensive loss                                                      (28,025)                      -
                                                                               ----------------------      ------------------
          Total stockholders' equity                                                        7,715,675                 609,474
                                                                               ----------------------      ------------------

          Total liabilities and stockholders' equity                           $           14,358,017      $          609,474
                                                                               ======================      ==================

The accompanying notes are an integral part of these consolidated financial statements.

                 BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                        Three Months           Three Months
                                                                                           Ended                  Ended
                                                                                          March 31,              March 31,
                                                                                            1998                   1997
                                                                                     -------------------    -------------------
Interest income
    Loans                                                                             $          12,719      $              -
    Taxable securities                                                                           47,120
    Federal funds sold                                                                          106,000                    436
                                                                                     -------------------    -------------------
              Total interest income                                                             165,839                    436
                                                                                     -------------------    -------------------

Interest expense on deposits                                                                     22,509                      -
                                                                                     -------------------    -------------------

              Net interest income                                                               143,330                    436
Provision for loan losses                                                                         1,500                      -
                                                                                     -------------------    -------------------
              Net interest income after provision for loan losses                               141,830                    436
                                                                                     -------------------    -------------------

Other operating income                                                                            1,609                      -
                                                                                     -------------------    -------------------

Other expenses
    Salaries and other employee benefits                                                        156,377                  7,751
    Occupancy and equipment expenses                                                             53,666                  1,750
    Other operating expenses                                                                    153,767                 15,958
                                                                                     -------------------    -------------------
                                                                                                363,810                 25,459
                                                                                     -------------------    -------------------

              Net loss before income taxes                                                     (220,371)               (25,023)

Income tax expense                                                                                    -                      -
                                                                                     -------------------    -------------------

              Net loss                                                                $        (220,371)     $         (25,023)
                                                                                     -------------------    -------------------

Other comprehensive losses:
    Unrealized losses on securities available-for-sale
       arising during period                                                                    (28,025)                     -
                                                                                     -------------------    -------------------

    Comprehensive loss                                                                $        (248,396)     $         (25,023)
                                                                                     ===================    ===================

Losses per common share                                                               $           (0.21)     $           (0.31)
                                                                                     ===================    ===================

Weighted average shares outstanding                                                           1,032,037                 80,000
                                                                                     ===================    ===================

Cash dividends per share of common stock                                              $               -      $               -
                                                                                     ===================    ===================


The accompanying notes are an integral part of these consolidated financial statements.

                 BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                      1998                     1997
                                                                             ---------------------    ----------------------
OPERATING ACTIVITIES
    Net loss                                                                  $          (220,371)     $            (25,023)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                                      18,015                         -
        Provision for loan losses                                                           1,500                         -
        Increase in interest receivable                                                   (57,845)                        -
        Increase in interest payable                                                       17,796                         -
        Other operating activities                                                        (51,047)                      (87)
                                                                             ---------------------    ----------------------

              Net cash used in operating activities                                      (291,952)                  (25,110)
                                                                             ---------------------    ----------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                         (5,238,279)                        -
    Net increase in Federal funds sold                                                 (6,340,000)                        -
    Net increase in loans                                                              (1,133,408)                        -
    Purchase of premises and equipment                                                   (198,696)                        -
    Decrease in interest-bearing deposits in banks                                              -                    55,000
    Increase in organization costs                                                         (5,500)                  (15,495)
                                                                             ---------------------    ----------------------

              Net cash provided by (used in) investing activities                     (12,915,883)                   39,505
                                                                             ---------------------    ----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                            6,622,084                         -
    Proceeds from sale of common stock                                                  7,389,750                         -
                                                                             ---------------------    ----------------------

              Net cash provided by financing activities                                14,011,834                         -
                                                                             ---------------------    ----------------------

Net increase in cash and due from banks                                                   803,999                    14,395

Cash and due from banks, beginning of period                                               61,928                    13,576
                                                                             ---------------------    ----------------------

Cash and due from banks, end of period                                        $           865,927      $             27,971
                                                                             =====================    ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for:
        Interest                                                              $             4,713      $                  -

        Income taxes                                                          $                 -      $                 87

NONCASH TRANSACTION
    Unrealized losses on securities available-for-sale                        $            28,025      $                  -

The accompanying notes are an integral part of these consolidated financial statements.

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

          Buckhead Community Bancorp, Inc. (the Company) is a one-bank holding company whose business is conducted by its wholly-owned subsidiary, The Buckhead Community Bank, N.A. (the Bank). The Bank is a commercial bank located in Atlanta, Fulton County, Georgia. The Company completed the sale of its common stock and obtained all necessary regulatory approvals to commence operations in February of 1998. The Company sold a total of $8,139,750 of its common stock and capitalized the Bank with $8,000,000. The Bank commenced operations on February 6, 1998.

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

          The results of operations for the three month period ended March 31, 1998 is not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

          The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of losses per common share for the three months ended March 31, 1997.

          The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Operations and Comprehensive Loss.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

As of March 31, 1998, the Company had total assets of $14.3 million. The Company raised $8.1 million from the sale of its common stock and has received $6.6 million in deposits since the commencement of operations on February 6, 1998. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($6.3 million), U. S. Treasury and Agency securities ($5.2 million), and loans ($1.1 million). The Company expects that loan and deposit growth will be significant during its early periods of operations. This growth is not uncommon for de novo banks.

LIQUIDITY
---------

As of March 31, 1998, the Bank's liquidity ratio was far in excess of its target ratio, due to its investment in Federal funds sold and other short-term assets. As loan growth continues to increase, the Bank's liquidity will decrease rapidly to levels more in line with its target ratio of 30%.

CAPITAL
-------

The minimum capital requirements for banks and bank holding companies require a leverage capital to assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4%, and total capital to risk-weighted assets of at least 8%. The Company and the Bank's capital ratios are far in excess of these regulatory requirements. As asset growth continues, these ratios will decrease rapidly to levels closer to, but still in excess of the regulatory minimum requirements.

RESULTS OF OPERATIONS
---------------------

The Company commenced its operations on February 6, 1998. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock and obtaining necessary regulatory approvals. The Company incurred operating losses totaling $219,000 during its organizational period ($18,000 in 1996, $123,000 in 1997, and $78,000 in 1998).
The Company incurred total organizational and stock issue costs of $186,000 of which $151,000 has been capitalized to be amortized over a period of sixty months, and $35,000 has been recorded as a reduction of capital surplus. From commencement of operations to the end of the first quarter, the Company has incurred additional operating losses of $142,000. The Company expects that it will continue to incur operating losses during its first full year of operations, until the increase in loans and other interest-earning assets will generate the income necessary to cover interest expense and other operating expenses.

The Company was still in its organizational stage as of March 31, 1997. Therefore, comparative analysis with March 31, 1998 is not presented.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management has assessed the electronic systems, programs, applications, and other electronic components used in the operations and believes that the Company's hardware and software have been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

The Company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        BUCKHEAD COMMUNITY BANCORP, INC.
                                  (Registrant)



DATE: _____________________     BY:  /s/ Marvin Cosgray
                                     -------------------------------------------
                                     Marvin Cosgray, President and C.E.O.
                                         (Principal Executive Officer)


DATE: _____________________     BY:  /s/ Timothy D. Foreman
                                     -------------------------------------------
                                     Timothy D. Foreman, C.F.O. and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)