Form 10QSB
period 1998-06-30
BUCKHEAD COMMUNITY BANCORP INC
filed 1998-08-12
CIK 1026304

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
              EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________  to __________

                        Commission File Number: 333-37405

                        Buckhead Community Bancorp, Inc.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Georgia                                      58-2265980
  --------------------------------------         ------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification No.)


             415 East Paces Ferry Road, N.E., Atlanta, Georgia 30305
          ----------------------------------------------------------
                      (Address of principal executive offices)


                                 (404) 231-2265
                         ------------------------------
                           (Issuer's telephone number)

                                       N/A
 ------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes               No
   ----             ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1998: 1,627,950; $.01 par value.

Transitional Small Business Disclosure Format (Check One)  Yes    No X
                                                              ---   ---

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY





-------------------------------------------------------------------------------

                                      INDEX


                                                                           Page

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

             Consolidated Balance Sheet - June 30, 1998......................3

             Consolidated Statements of Operations and
              Comprehensive Loss - Three Months Ended
              June 30, 1998 and 1997 and Six Months
              Ended June 30, 1998 and 1997...................................4

             Consolidated Statement of Cash Flows - Six
              Months Ended June 30, 1998 and 1997............................5

             Notes to Consolidated Financial Statements......................6

          Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........8


PART II.  OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders......10

          Item 6 - Exhibits and Reports on Form 8-K.........................10

          Signatures........................................................11

                        PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (Unaudited)

                    Assets                                        1998
                    ------                                   -------------

Cash and due from banks                                      $     746,579
Federal funds sold                                              13,480,000
Securities available-for-sale, at fair value                     6,747,037
Securities held-to-maturity, at cost (fair value $2,190,000)     2,187,700

Loans                                                            5,081,645
Less allowance for loan losses                                      15,000
                                                             -------------
     Loans, net                                                  5,066,645
                                                             -------------

Premises and equipment                                             602,995
Other assets                                                       383,261
                                                             -------------
     Total assets                                            $  29,214,217
                                                             =============

             Liabilities and Stockholders' Equity
             ------------------------------------

Deposits
  Demand                                                     $   2,407,060
  Interest-bearing demand                                        5,567,238
  Savings                                                          137,397
  Time                                                          13,466,657
                                                             -------------
     Total deposits                                             21,578,352
Other liabilities                                                   60,270
                                                             -------------
     Total liabilities                                          21,638,622
                                                             -------------

Commitments and contingent liabilities

Stockholders' equity
  Special stock, par value $.01; 1,000,000 shares
   authorized; none issued                                               -
  Common stock, par value $.01; 10,000,000 shares
   authorized; 1,627,950 shares issued and outstanding              16,280
  Capital surplus                                                8,088,317
  Accumulated deficit                                             (512,539)
  Accumulated other comprehensive loss                             (16,463)
                                                             -------------
     Total Stockholders' equity                                  7,575,595
                                                             -------------

     Total liabilities and stockholders' equity              $  29,214,217
                                                             =============

 The accompanying notes are an integral part of these consolidated financial statements.

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                  AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                            June 30,
                                                          1998             1997                1998            1997
                                                     -------------    -------------       -------------    -------------
Interest income
  Loans                                               $     68,435     $        -         $      81,154     $        -
  Taxable securities                                       103,734              -               150,854              -
  Federal funds sold and other                             123,422            4,336             229,422            4,772
                                                     -------------    -------------      --------------    -------------
       Total interest income                               295,591            4,336             461,430            4,772
                                                     -------------    -------------      --------------    -------------

Interest expense on deposits                               134,155              -               156,664              -
                                                     -------------    -------------      --------------    -------------
       Net interest income                                 161,436            4,336             304,766            4,772
Provision for loan losses                                   13,500              -                15,000              -
                                                     -------------    -------------      --------------    -------------
       Net interest income after
        provision for loan losses                          147,936            4,336             289,766            4,772
                                                     -------------    -------------      --------------    -------------
Other operating income                                      11,142              -                12,751              -
                                                     -------------    -------------      --------------    -------------
Other expenses
  Salaries and employee benefits                           148,105            8,167             304,482           15,917
  Occupancy and equipment expenses                          62,975            9,708             116,641           11,459
  Other operating expenses                                  99,640            2,854             253,407           18,812
                                                     -------------    -------------      --------------    -------------
                                                           310,720           20,729             674,530           46,188
                                                     -------------    -------------      --------------    -------------
       Net loss before income taxes                       (151,642)         (16,393)           (372,013)         (41,416)

Income tax expense                                             -                -                   -                -
                                                     -------------    -------------      --------------    -------------

       Net loss                                       $   (151,642)    $    (16,393)      $    (372,013)    $    (41,416)
                                                     -------------    -------------      --------------    -------------

Other comprehensive losses:
  Unrealized gains (losses) on securities
    available-for-sale arising during period                11,562              -               (16,463)             -
                                                     -------------    -------------      --------------    -------------

  Comprehensive loss                                  $   (140,080)    $    (16,393)      $    (388,476)    $    (41,416)
                                                     =============    =============      ==============    =============

Losses per common share                               $      (0.09)    $      (0.20)      $       (0.30)    $      (0.52)
                                                     =============    =============      ==============    =============

Weighted average shares outstanding                      1,627,950           80,000           1,281,688           80,000
                                                     =============    =============      ==============    =============

Cash dividends per share of common stock              $        -       $        -         $         -       $        -
                                                     =============    =============      ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                                           1998                1997
                                                                      ---------------     ---------------
OPERATING ACTIVITIES
  Net loss                                                            $     (372,013)     $      (41,416)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                            42,759                  -
     Provision for loan losses                                                15,000                  -
     Increase in interest receivable                                        (162,694)             (4,336)
     Increase in interest payable                                             60,314                  -
     Other operating activities                                              (52,792)                (87)
                                                                      ---------------     ---------------

          Net cash used in operating activities                             (469,426)            (45,839)
                                                                      ---------------     ---------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                              (6,763,500)                 -
  Purchases of securities held-to-maturity                                (2,187,700)
  Net increase in Federal funds sold                                     (13,480,000)                 -
  Net increase in loans                                                   (5,081,645)                 -
  Purchase of premises and equipment                                        (295,680)                 -
  Decrease in interest-bearing deposits in banks                                  -               80,000
  Increase in organization costs                                              (5,500)            (26,576)
                                                                      ---------------     ---------------

          Net cash provided by (used in) investing activities            (27,814,025)             53,424
                                                                      ---------------     ---------------

FINANCING ACTIVITIES
  Net increase in deposits                                                21,578,352                  -
  Proceeds from sale of common stock                                       7,389,750                  -
                                                                      ---------------     ---------------

          Net cash provided by financing activities                       28,968,102                  -
                                                                      ---------------     ---------------
Net increase in cash and due from banks                                      684,651               7,585

Cash and due from banks, beginning of period                                  61,928              13,576
                                                                      ---------------     ---------------

Cash and due from banks, end of period                                $      746,579      $       21,161
                                                                      ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
     Interest                                                         $       96,350      $           -

     Income taxes                                                     $           -       $           87

NONCASH TRANSACTION
  Unrealized losses on securities available-for-sale                  $       16,463      $           -


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

         The results of operations for the six month period ended June 30, 1998 is not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         The adoption of the provisions of SFAS No. 125, "Accounting or Transfers and Servicing of Financial Assets and extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

         The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of losses per common share for the three and six month periods ended June 30, 1997.

         The adoption of SFAS No. 130, "Reporting Comprehensive income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Operations and Comprehensive Loss.

         The Financial Accounting Standards Board has issued SFAS No. 33, "Accounting for Derivative Instruments and Hedging activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for changes in the fair value of derivative instruments (gains and losses) depends on the intended use of he derivative. Designated uses are fair value hedges, cash flow hedges, and foreign currency hedges. The effective date of this statement is for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed the impact that this statement will have on the financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS (Continued)

         In April of 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of June 30, 1998, the Company had $137,311 of unamortized organization costs which will be required to be written off upon adoption of SOP 98-5.

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

As of June 30, 1998, the Company had total assets of $29.2 million. The Company raised $8.1 million from the sale of its common stock and has received $21.6 million in deposits since the commencement of operations on February 6, 1998. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($13.5 million), U. S. Treasury and Agency securities ($8.9 million), and loans ($5.1 million). The Company expects that loan and deposit growth will be significant during its early periods of operations. This growth is not uncommon for de novo banks.

Liquidity
---------

As of June 30, 1998, the Bank's liquidity ratio was far in excess of its target ratio, due to its investment in Federal funds sold and other short-term assets. As loan growth continues to increase, the Bank's liquidity will decrease rapidly to levels more in line with its target ratio of 30%.

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

Results of Operations
---------------------

The Company commenced its operations on February 6, 1998. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock and obtaining necessary regulatory approvals. The Company incurred operating losses totaling $219,000 during its organizational period ($18,000 in 1996, $123,000 in 1997, and $78,000 in 1998).
The Company incurred total organizational and stock issue costs of $186,000 of which $151,000 was originally capitalized to be amortized over a period of sixty months (see Note 2), and $35,000 has been recorded as a reduction of capital surplus. From commencement of operations to the end of the second quarter, the Company has incurred additional operating losses of $294,000. The Company expects that it will continue to incur operating losses during its first full year of operations, until the increase in loans and other interest-earning assets will generate the income necessary to cover interest expense and other operating expenses.

The Company was still in its organizational stage as of June 30, 1997. Therefore, comparative analysis with June 30, 1998 is not presented.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. The Company's data processing service center on August 5, 1998, sold certain assets and liabilities, consisting primarily of its core data processing operations to InterCept Group, located in Norcross, Georgia. The change in the Company's data service provider will require the Company to undergo a conversion of its data processing system. At this time, management of the Company is evaluating its data processing options. Due to the significance of the year 2000 issue and additional regulatory concern over the required computer conversion, a decision on available data processing options will be made very soon. Management is in the process of evaluating the costs associated with the conversion, but believes any additional costs will not have a significant impact on the Company's financial statements. Management also believes that the Company will be able to meet all regulatory timetable guidelines relating to the year 2000 issue, although there can be no assurances in this regard.

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


                        BUCKHEAD COMMUNITY BANCORP, INC.
                                  (Registrant)



DATE:                            BY:/s/ Marvin Cosgray
     -------------------            ------------------------------------
                                    Marvin Cosgray, President and C.E.O.
                                      (Principal Executive Officer)


DATE:                            BY:/s/ Timothy D. Foreman
     -------------------            ----------------------------------------
                                    Timothy D. Foreman, C.F.O. and Treasurer
                                    (Principal Financial and Accounting Officer)