Form 10QSB
period 1998-09-30
BUCKHEAD COMMUNITY BANCORP INC
filed 1998-11-13
CIK 1026304

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

Mark One

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
             EXCHANGE ACT OF 1934

            For the quarterly period ended      SEPTEMBER 30, 1998
                                           ---------------------------

[ _ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from __________  to __________

                      COMMISSION FILE NUMBER:  333-37405

                       Buckhead Community Bancorp, Inc.
              --------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Georgia                                               58-2265980
--------------------------------                       -------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


            415 EAST PACES FERRY ROAD, N.E., ATLANTA, GEORGIA 30305
              --------------------------------------------------
                   (Address of principal executive offices)

                                (404) 231-2265
                   ----------------------------------------
                          (Issuer's telephone number)


                                      N/A
           --------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No  _________
    -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes ________      No  _________


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1998: 1,627,950; $.01 par value.

Transitional Small Business Disclosure Format (Check One)  Yes _______   No X
                                                                           ---

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY


________________________________________________________________________________

                                     INDEX
                                     -----

                                                                                                         PAGE
                                                                                                         ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 1998........................................      3

               CONSOLIDATED STATEMENTS OF OPERATIONS AND
                COMPREHENSIVE LOSS - THREE MONTHS ENDED
                SEPTEMBER 30, 1998 AND 1997 AND NINE MONTHS
                ENDED SEPTEMBER 30, 1998 AND 1997.....................................................      4

               CONSOLIDATED STATEMENT OF CASH FLOWS - NINE
                MONTHS ENDED SEPTEMBER 30, 1998 AND 1997..............................................      5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................................      6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................      8


PART II.  OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................     10

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................................     10

          SIGNATURES..................................................................................     11

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                    ASSETS                                             1998
                                    ------                                      ---------------------
Cash and due from banks                                                         $          1,058,613
Federal funds sold                                                                         8,600,000
Securities available-for-sale, at fair value                                              10,654,707
Securities held-to-maturity, at cost (fair value $2,138,000)                               2,115,958

Loans                                                                                     11,354,602
Less allowance for loan losses                                                                57,500
                                                                                ---------------------
          Loans, net                                                                      11,297,102
                                                                                ---------------------

Premises and equipment                                                                       583,547
Other assets                                                                                 449,026
                                                                                ---------------------

          TOTAL ASSETS                                                          $         34,758,953
                                                                                =====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
DEPOSITS
    Demand                                                                      $          4,605,770
    Interest-bearing demand                                                                6,007,998
    Savings                                                                                  119,547
    Time                                                                                  16,375,770
                                                                                ---------------------
          TOTAL DEPOSITS                                                                  27,109,085
Other liabilities                                                                             79,490
                                                                                ---------------------
          TOTAL LIABILITIES                                                               27,188,575
                                                                                =====================

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Special stock, par value $.01; 1,000,000 shares
      authorized; none issued                                                                      -
    Common stock, par value $.01; 10,000,000 shares
      authorized; 1,627,950 shares issued and outstanding                                     16,280
    Capital surplus                                                                        8,088,317
    Accumulated deficit                                                                    (560,898)
    Accumulated other comprehensive income                                                    26,679
                                                                                ---------------------
          TOTAL STOCKHOLDERS' EQUITY                                                       7,570,378
                                                                                ---------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $         34,758,953
                                                                                =====================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                   1998              1997           1998              1997
                                                            ---------------    -------------   ---------------    ------------
Interest Income
    Loans                                                   $      228,926     $          -    $      310,080     $         -
    Taxable securities                                              177791                -            328645               -
    Federal funds sold and other                                   149,372            1,266           378,794           6,038
                                                            ---------------    -------------   ---------------    ------------
              Total interest income                                556,089            1,266         1,017,519           6,038
                                                            ---------------    -------------   ---------------    ------------

Interest expense on deposits                                       279,354                -           436,018               -
                                                            ---------------    -------------   ---------------    ------------

              Net interest income                                  276,735                -           581,501           6,038
Provision for loan losses                                           42,500                -            57,500               -
                                                            ---------------    -------------   ---------------    ------------
              Net interest income after
                provision for loan losses                          234,235                -           524,001           6,038
                                                            ---------------    -------------   ---------------    ------------

Other operating income                                              13,502                -            26,253               -
                                                            ---------------    -------------   ---------------    ------------

Other expenses
    Salaries and employee benefits                                 145,462            2,833           449,944          18,750
    Occupancy and equipment expenses                                64,061                -           180,702          11,459
    Other operating expenses                                        86,572            9,239           339,980          28,051
                                                            ---------------    -------------   ---------------    ------------
                                                                   296,095           12,072           970,626          58,260
                                                            ---------------    -------------   ---------------    ------------

              Net loss before income taxes                        (48,358)         (10,806)         (420,372)        (52,222)

Income tax expense                                                       -                -                 -               -
                                                            ---------------    -------------   ---------------    ------------

              Net loss                                       $    (48,358)     $   (10,806)    $    (420,372)     $  (52,222)
                                                            ---------------    -------------   ---------------    ------------

Other comprehensive income:
    Unrealized gains on securities
        available-for-sale arising during period                    43,143                -            26,680               -
                                                            ---------------    -------------   ---------------    ------------

    Comprehensive loss                                      $      (5,215)     $   (10,806)    $    (393,692)     $  (52,222)
                                                            ===============    =============   ===============    ============

Losses per common share                                     $       (0.03)     $     (0.15)    $       (0.29)     $    (0.67)
                                                            ===============    =============   ===============    ============

Weighted average shares outstanding                              1,627,950           73,261         1,431,495          77,729
                                                            ===============    =============   ===============    ============

Cash dividends per share of common stock                    $            -     $          -    $            -     $         -
                                                            ===============    =============   ===============    ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                                      1998                     1997
                                                                             ---------------------    ----------------------
OPERATING ACTIVITIES
    Net loss                                                                 $          (420,372)     $            (52,222)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                                      73,532                         -
        Provision for loan losses                                                          57,500                         -
        Increase in interest receivable                                                 (242,039)                   (4,996)
        Increase in interest payable                                                       79,567                         -
        Other operating activities                                                       (48,544)                   (5,512)
                                                                             ---------------------    ----------------------

              Net cash used in operating activities                                     (500,356)                  (62,730)
                                                                             ---------------------    ----------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                       (10,628,028)                         -
    Purchases of securities held-to-maturity                                          (2,187,700)                         -
    Proceeds from maturities of securities held-to-maturity                                71,742                         -
    Net increase in Federal funds sold                                                (8,600,000)                         -
    Net increase in loans                                                            (11,354,602)                         -
    Purchase of premises and equipment                                                  (297,706)                         -
    Decrease in interest-bearing deposits in banks                                              -                   180,000
    Increase in organization costs                                                        (5,500)                  (56,586)
                                                                             ---------------------    ----------------------

              Net cash provided by (used in) investing activities                    (33,001,794)                   123,414
                                                                             ---------------------   -----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                           27,109,085                         -
    Proceeds from sale of common stock                                                  7,389,750                         -
    Redemption of common stock                                                                  -                  (50,000)
                                                                             ---------------------    ----------------------

              Net cash provided by (used in) financing activities                      34,498,835                  (50,000)
                                                                             ---------------------    ----------------------

Net increase in cash and due from banks                                                   996,685                    10,684

Cash and due from banks, beginning of period                                               61,928                    13,576
                                                                             ---------------------    ----------------------

Cash and due from banks, end of period                                       $          1,058,613     $              24,260
                                                                             =====================    ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for:
        Interest                                                             $            356,451     $                   -

        Income taxes                                                         $                  -     $                  87

NONCASH TRANSACTION
    Unrealized gains on securities available-for-sale                        $             26,680     $                   -

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

          The results of operations for the nine month period ended September 30, 1998 is not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

          The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December31, 1997 had no effect on the calculation of losses per common share for the three and nine month periods ended September 30, 1997.

          The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Operations and Comprehensive Loss.

          The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for changes in the fair value of derivative instruments (gains and losses) depends on the intended use of the derivative. Designated uses are fair value hedges, cash flow hedges, and foreign currency hedges. The effective date of this statement is for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed the impact that this statement will have on the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

          In April of 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of September 30, 1998, the Company had $128,012 of unamortized organization costs which will be required to be written off upon adoption of SOP 98-5.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

As of September 30, 1998, the Company had total assets of $34.8 million. The Company raised $8.1 million from the sale of its common stock and has received $27.1 million in deposits since the commencement of operations on February 6, 1998. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($8.6 million), U. S. Treasury and Agency securities ($12.8 million), and loans ($11.4 million). The Company expects that loan and deposit growth will be significant during its early periods of operations. This growth is not uncommon for de novo banks.

LIQUIDITY
---------

As of September 30, 1998, the Bank's liquidity ratio was far in excess of its target ratio, due to its investment in Federal funds sold and other short-term assets. As loan growth continues to increase, the Bank's liquidity will decrease rapidly to levels more in line with its target ratio of 30%.

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

RESULTS OF OPERATIONS
---------------------

The Company commenced its operations on February 6, 1998. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock and obtaining necessary regulatory approvals. The Company incurred operating losses totaling $219,000 during its organizational period ($18,000 in 1996, $123,000 in 1997, and $78,000 in 1998).
The Company incurred total organizational and stock issue costs of $186,000 of which $151,000 was originally capitalized to be amortized over a period of sixty months (see Note 2), and $35,000 has been recorded as a reduction of capital surplus. From commencement of operations to the end of the third quarter, the Company has incurred additional operating losses of $343,000. The Company expects that it will continue to incur operating losses during its first full year of operations, until the increase in loans and other interest-earning assets will generate the income necessary to cover interest expense and other operating expenses.

The Company was still in its organizational stage as of September 30, 1997. Therefore, comparative analysis with September 30, 1998 is not presented.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. The Company's data processing service center on August 5, 1998, sold certain assets and liabilities, consisting primarily of its core data processing operations to InterCept Group, located in Norcross, Georgia. The change in the Company's data service provider will require the Company to undergo a conversion of its data processing system. At this time, management of the Company continues to evaluate its data processing options. Due to the significance of the year 2000 issue and additional regulatory concern over the required computer conversion, a decision on available data processing options will be made very soon. Management is in the process of evaluating the costs associated with the conversion, but believes any additional costs will not have a significant impact on the Company's financial statements. Management also believes that the Company will be able to meet all regulatory timetable guidelines relating to the year 2000 issue, although there can be no assurances in this regard.

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


                        BUCKHEAD COMMUNITY BANCORP, INC.
                                  (Registrant)



DATE: November 13, 1998             BY: /s/ Marvin Cosgray
      ---------------------             ----------------------------------------
                                        Marvin Cosgray, President and C.E.O.
                                        (Principal Executive Officer)


DATE: November 13, 1998             BY: /s/ Timothy D. Foreman
      ---------------------             ----------------------------------------
                                        Timothy D. Foreman, C.F.O. and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)