Form 10KSB40
period 1998-12-31
BUCKHEAD COMMUNITY BANCORP INC
filed 1999-03-31
CIK 1026304

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF
     1934
                 For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                           Commission File No. 0-19997

                        BUCKHEAD COMMUNITY BANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)

                     GEORGIA                                58-2265980
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)

         415 EAST PACES FERRY ROAD, N.E.                    30305-3398
                ATLANTA, GEORGIA                            (Zip Code)
    (Address of Principal Executive Offices)

                                 (404) 231-2265
                (Issuer's Telephone Number, Including Area Code)

                        --------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class               Name of each Exchange on which registered
   -------------------               -----------------------------------------
           None                                        None

                        ---------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                                     None.

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No ___

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

    State Issuer's revenues for its most recent fiscal year: $1,654,399

    As of March 23, 1999, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $3,930,724.

    There were 1,627,950 shares of the Registrant's Common Stock outstanding as of March 23, 1999.

    Transitional Small Business Disclosure Format (check one): Yes      No [X]
                                                                   ---

================================================================================

FORWARD-LOOKING STATEMENTS

    Certain forward-looking information contained in this Annual Report is being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Please see Exhibit 99.1 "Safe Harbor Compliance Statement for Forward-Looking Statements," the terms of which are incorporated herein, for additional factors to be considered by shareholders and prospective shareholders.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

    Buckhead Community Bancorp, Inc. (the "Company") was incorporated as a Georgia corporation on October 15, 1996, primarily to own and control all of the capital stock of The Buckhead Community Bank, N.A. (the "Bank"). The Company presently engages in no business other than owning and managing the Bank. The Bank is a national banking association organized under the laws of the United States, and engages in a commercial banking business from its location in the Buckhead community of Atlanta, Georgia. The Bank's deposits are insured (subject to applicable limits) by the FDIC, and, by virtue of being a national bank, the Bank is a member of the Federal Reserve System.

MARKETING FOCUS

    Most of the banks in the Buckhead community are local branches of large regional banks. The Bank attempts to fill a void in the community banking market in Buckhead created by this concentration of larger banks. The Bank emphasizes its local ownership, community bank nature and ability to provide more personalized service than its competition. However, size gives the larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of Atlanta and the region. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small businesses and on professionals.

LOCATION AND SERVICE AREA

    The Bank is located on East Paces Ferry Road between Peachtree Road and Piedmont Road. See "Item 2. Description of Property." The Bank primarily serves the Buckhead community, which is in the northern part of the Atlanta city limits and the central part of Fulton County. Buckhead is generally bounded by the Atlanta city limits and the DeKalb County line on the east, the Atlanta city limits line on the north, the Atlanta city limits and Cobb County line on the west, and Peachtree Creek from the Chattahoochee River to Interstate 75, Interstate 75 to Interstate 85, and Interstate 85 to the DeKalb County line on the south. The total area contains approximately 28 square miles and is about 5 miles from Atlanta's central downtown.

    Buckhead is characterized by a large population base concentrated in a relatively small area and a very high level of household and per capita income. The resident population of Buckhead exceeded 61,000 as of 1995, and its daytime population is at least twice that number. Buckhead has approximately 16,500 multi-family units and 15,600 homes. In each category, Buckhead consistently experiences the highest occupancy rates in the city. Most of the growth in population, employment and housing in the city of Atlanta in the last 5 years has taken place in Buckhead. Over 48 mid-rise high-rise apartments and condominiums, with nearly 9,000 units, are located in Buckhead.

    The two largest sources of employment in Buckhead are the services and retail industries. There are an estimated 1,045 businesses in Buckhead and nearly 1,400 professionals of various types. Total employment in 1995 was over 84,000, approximately 48.6% of which was in the services segment and approximately 20.9% of which was in the retail segment. There is at least 12.5 million feet of office space in Buckhead, with very low vacancy rates in the "Class A" space market segment. Much of this space is concentrated within two miles of the proposed bank site. Buckhead has over 6.2 million square feet of retail space spread among two large, well-known retail centers (Lenox Square and Phipps Plaza) and over 70 additional multi-tenant locations. The market also contains over 2.2 million square feet of industrial space.

DEPOSITS

    The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered by other banks in Buckhead. In addition, the Bank offers retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

LENDING ACTIVITIES

    General. The Bank emphasizes a range of lending services, including commercial, real estate, and consumer loans, to small- to medium-sized businesses and professional concerns and individuals that are located in or conduct a substantial portion of their business in the Bank's market area.

    Commercial Loans. Loans for commercial purposes in various lines of businesses are one of the primary components of the Bank's loan portfolio. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of the Bank's loans, including commercial loans, is the creditworthiness of the Bank's borrowers, which in turn is affected by general economic conditions and the strength of the services and retail market segments in Buckhead and Atlanta. In addition, the quality of the borrower's management and its ability to properly evaluate changes in the supply and demand characteristics affecting its respective markets for products and services and to effectively respond to such changes are significant factors in the creditworthiness of a commercial borrower. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees. Commercial loans are generally the riskiest loans which are made by the Bank and may require more careful management in order to limit the risks associated with them. The well established banks in Buckhead make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's anticipated commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

     Real Estate Loans. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans in the Buckhead area. These loans include certain commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and are more likely be fixed in the case of shorter term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank may require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Real estate loans, as a group, generally present less risk to the Bank than commercial loans, but more risk than consumer loans. The Bank competes for real estate loans with a number of bank competitors which are well established in Buckhead. Most of these competitors have substantially greater resources and lending limits and more established customer bases than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See "Competition" below.

    From time to time, the Bank originates loans for sale into the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

    Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 48 months or are ninety-day term loans, in each case bearing interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit are generally the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers. Borrower creditworthiness is affected by general economic conditions, including unemployment rates, interest rates, consumer bankruptcy rates and levels of consumer spending. Consumer loans, as a group, generally present less risk to the Bank than commercial or real estate loans. The principal competitors of the Bank for consumer loans are the established banks in Buckhead.

    Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request must be approved by an officer with a higher lending limit or the officers' loan committee. The Bank has an officers' loan committee that has lending limits, and any loan in excess of this lending limit must be approved by the directors' loan committee. The Bank does not make any loan to any director, officer, or employee of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

    Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. Based on the capitalization of the Bank of December 31, 1998, the Bank's lending limit is approximately $1,102,000 for loans not fully secured plus an additional $728,000 (or an aggregate of approximately $1,830,000) for loans for which the additional 10% is fully secured. The Bank has not established any minimum or maximum loan limits other than the statutory lending limits described above. These limits increase or decrease as the Bank's capital increases or decreases as a result of the Bank's earning or losses or other reasons. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

    Other services of the Bank include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with Honor and Cirrus, which are shared networks of automated teller machines that may be used by Bank customers throughout Georgia and other regions. The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the OCC.

COMPETITION

    The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Atlanta area. A number of these competitors are well established in Buckhead, and most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits.

                           SUPERVISION AND REGULATION

    The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

THE COMPANY

    Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA") and the Georgia Financial Institutions Code (the "Georgia Code"). The activities of the Company are also governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

    The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's activities are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

    In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act (which the Company would likely be required to do with respect to the Common Stock once it has more that 500 shareholders of record) or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

    Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in approved insurance and discount brokerage activities, performing qualifying data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in qualifying corporations or projects designed primarily to promote community welfare.

    The Federal Reserve Board will impose certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends will be subject to regulatory restrictions as described below in "The Bank - Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

    Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

    The Georgia Code. All Georgia bank holding companies must register with the Georgia Department under the Financial Institutions Code of Georgia (the "Georgia Code"). A registered bank holding company must provide the Georgia Department with information with respect to the financial conditions, operations, management, and inter-company relationships of the holding company and its subsidiaries. The Georgia Department may also require such other information as is necessary to keep itself informed about whether the provisions of Georgia law and the regulations and orders issued thereunder by the Georgia Department have been complied with, and the Georgia Department may make examinations of any bank holding company and its subsidiaries.

    Under the Georgia Code, it is unlawful without the prior approval of the Georgia Department (i) for any bank holding company to acquire direct or indirect ownership or control of more than five percent of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It is also unlawful for any bank holding company to acquire direct or indirect ownership or control of more than five percent of the voting shares of any bank unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the Georgia Department for approval of such acquisition. In addition, in any such acquisition by an existing bank holding company, the initial banking subsidiary of such bank holding company must have been incorporated for not less than two years before the holding company can acquire another bank.

    The Georgia Code and federal law allow interstate banking by permitting banking organizations in other states to acquire Georgia banking organizations. As a result of these provisions, banking organizations in other states, most significantly North Carolina, Florida, and Alabama, have entered the Georgia market through acquisitions of Georgia institutions. Those acquisitions are subject to federal and Georgia approval as described above.

    Glass-Steagall Act. The Company is also restricted in its activities by the provisions of the Glass-Steagall Act, which will generally limit the ability of the Company to own subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and may be subject to significant revision as a result.

THE BANK

    General. The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the OCC to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

    All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). The federal banking regulatory agencies have established regulatory standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

    National banks and their holding companies which have been chartered or registered or undergone a change in control within the past two years or which have been deemed by the OCC or the Federal Reserve Board, respectively, to be troubled institutions must give the OCC or the Federal Reserve Board, respectively, thirty days prior notice of the appointment of any senior executive officer or director. Within the thirty day period, the OCC or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment. The Company and the Bank will meet the criteria which trigger this additional approval during the first two years after they are registered or chartered, respectively.

    Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Insured depository institutions like the Bank pay for deposit insurance under a risk-based premium system. Under the premium system, a depositor institution pays premiums to BIF or SAIF ranging from almost zero to $.27 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. During 1998 the Bank's assessment rate was $.07 per $100 of insured deposits, and it is likely to remain the same in 1999. Increases in deposit insurance premiums will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers. There is a bill pending in Congress which would result in the merger of BIF and SAIF in 1999.

    Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

    The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

    Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

    Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may establish branches throughout Georgia with the prior approval of the OCC. With prior regulatory approval, the Company will be able to acquire other existing banking operations in Georgia once the Bank has been incorporated for 24 months. Furthermore, federal law permits out of state acquisitions by bank holding companies, interstate merging by banks (subject to veto by new state law), and de novo branching by banks if allowed by state law. These branching powers may result in an increase in the number of competitors in the Bank's market, although to date they have tended to trigger consolidations in the market. Management believes the Bank can compete effectively in the market despite any impact of these branching powers, but there can be no assurance that future competitive developments will not impact the Bank's ability to compete effectively. The Bank currently has no plans or agreements to acquire other banks or thrifts.

    Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulatory authorities evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

    Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL REGULATIONS

    The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either entity is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

    Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

    The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points (or equating to a total of 4-5%).

    Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. During 1998, the Bank qualified as "well-capitalized."

    Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

    These capital guidelines can affect the Company in several ways. The Company's capital levels will initially be more than adequate. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary. Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

ENFORCEMENT POWERS

    Federal law makes strong civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with considerable flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

FUTURE LEGISLATIVE DEVELOPMENTS

    From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

EFFECT OF GOVERNMENTAL MONETARY POLICIES

    The earnings of the Bank will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company leases space located at 415 East Paces Ferry Road, N.E., Atlanta, Georgia, for the Bank's office from Longpoint Investors, Ltd. The lease term commenced on November 1, 1997, and expires on October 31, 2006, with renewal rights. The property includes approximately 9,179 square feet of office space. Annual rent for the first year of the lease was approximately $146,000, and increases 3% per year during the initial lease term.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not a party, nor to its knowledge threatened to be made a party, to any material litigation or governmental proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There currently is no market for the Company's common stock (the "Common Stock"), it is not likely that any trading market will develop for the shares in the future. The Company has no plans to list the Common Stock on any stock exchange or to cause the Common Stock to be traded in the over-the-counter market.

    As of March 24, 1999, the Company had 83 beneficial owners of its Common Stock.

    Since its inception, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the reasonably foreseeable future, to pay cash dividends to holders of the Common Stock. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Company's Board of Directors deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

    The Company's 1998 results were highlighted by the successful completion of its common stock offering and the commencement of its banking operations on February 6, 1998. The Company's capital base will allow for substantial growth in 1999.

FINANCIAL CONDITION AT DECEMBER 31, 1998 AND 1997

    Following is a summary of the Company's balance sheets for the periods indicated:

                                                DECEMBER 31,
                                         1998                1997
                                          (DOLLARS IN THOUSANDS)

    Cash and due from banks            $  1,209            $     62
    Federal funds sold                    7,680                  --
    Securities                           13,640                  --
    Loans, net                           11,201                  --
    Premises and equipment                  570                 337
    Other assets                            323                 211
                                       --------            --------

                                       $ 34,623            $    610
                                       ========            ========

    Total deposits                     $ 27,244            $     --
    Other liabilities                        90                  --
    Stockholders' equity                  7,289                 610
                                       --------            --------

                                       $ 34,623            $    610
                                       ========            ========

FINANCIAL CONDITION AT DECEMBER 31, 1998 AND 1997

    As of December 31, 1998, the Company had total assets of $34.6 million. The Company raised $8.1 million from the sale of its common stock and has received $27.2 million in deposits since the commencement of operations on February 6, 1998. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($7.7 million), securities ($13.6 million), and loans ($11.2 million). The Company expects that loan and deposit growth will be significant during the coming year. This expected growth is not uncommon for de novo banks. The Company was in process of its common stock offering as of December 31, 1997 and had raised $750,000 at that time.

    The Bank's investment portfolio, consisting of U.S. Treasury and Agency securities, mortgage-backed securities, and equity securities, amounted to $13.6 million at December 31, 1998. Unrealized gains on securities amounted to $13,000 at December 31, 1998. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

    The Company has 35% of its loan portfolio collateralized by real estate located in its primary market area of Fulton County and surrounding counties. The Company's real estate mortgage and construction portfolio consists of loans collateralized by one- to four-family residential properties (6%), construction loans to build one- to four-family residential properties (71%), and nonresidential properties consisting primarily of small business commercial properties (23%). The Company generally requires that loans collateralized by real estate not exceed 80% of the collateral value.

    The remaining 65% of the Company's loan portfolio consists of commercial, consumer, and other loans. The Company requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

    The specific economic and credit risks associated with the Company's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in the Company's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in the Company's market area are stable with no indications of a significant downturn in the general economy. Additionally, the Company has risk associated with its loan portfolios as it relates to the Year 2000 issue (see Year 2000 Disclosures).

    The Company attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, the Company establishes and periodically reviews its lending policies and procedures as well as having independent loan review. Banking regulations limit exposure by prohibiting loan relationships that exceed 15% of the Bank's statutory capital.

LIQUIDITY AND CAPITAL RESOURCES

    The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other needs of the Company. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

    Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.

    The liquidity and capital resources of the Company are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, the Company's liquidity was considered satisfactory.

    At December 31, 1998, the Company had loan commitments and letters of credit outstanding of $13,802,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1998, the Bank has arrangements with two commercial banks for additional short-term advances of approximately $3,000,000.

    At December 31, 1998, the Company and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The Company's stockholders' equity increased due to the issuance of common stock of $7.4 million offset by a net loss of $689,000. The Company's stockholders' equity also increased due to the increase in the fair value of securities available for sale in the amount of $13,000. For regulatory purposes, the net unrealized gains on securities available for sale are excluded in the computation of the capital ratios.

    In the future, the primary source of funds available to the Company will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to the Company without regulatory approval.

    The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company and the Bank as of December 31, 1998 are as follows:

                                        ACTUAL
                                  -------------------
                                                            REGULATORY
                                  COMPANY       BANK       REQUIREMENTS
                                  -------       ------     ------------
Leverage capital ratio             20.56%       20.34%         5.00%
Risk-based capital ratios:
    Core capital                   41.61        41.16          6.00
    Total capital                  42.47        42.02         10.00


    These ratios will decline as asset growth continues, but will still remain in excess of the regulatory minimum requirements.

    At December 31, 1998, the Company had no material commitments for capital expenditures.

    Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short and long-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and liabilities.

    Except for expected growth common to a de novo bank, and uncertainties related to the Year 2000 issue (see Year 2000 Disclosures), management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

    EFFECTS OF INFLATION
    --------------------

    The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. The Company, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Company's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

    Following is a summary of the Company's operations for the periods indicated.
                                        DECEMBER 31,
                                   1998               1997
                                   (DOLLARS IN THOUSANDS)

Interest income                 $ 1,614            $    6
Interest expense                    734                 -
Net interest income                 880                 6
Provision for loan losses           150                 -
Other income                         41                 -
Other expenses                    1,460               129
Pretax loss                        (689)             (123)
Income taxes                      -----             -----
Net loss                           (689)             (123)

    The Company commenced its operations on February 6, 1998. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock, and obtaining necessary approvals. The Company incurred operating losses totaling $219,000 during its organizational period ($18,000 in 1996, $123,000 in 1997, and $78,000 in 1998). The Company
incurred total organizational and stock issue costs of $186,000 of which $151,000 was capitalized to be amortized over a period of sixty months (see Non-interest Expense), and $35,000 has been recorded as a reduction in capital surplus. Through the end of the year, the Company incurred additional operating losses of $610,000.

    Operations during 1997 and through January of 1998 consisted primarily of the Company's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a bank. Therefore, operational comparisons between 1998 and 1997 would not be meaningful and are not presented.

NET INTEREST INCOME

    The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

    The net yield on average interest-earning assets during the Company's operational period from February 6, 1998 to December 31, 1998 was 3.70%. Average loans were $5.7 million, average securities were $8.8 million, and average Federal funds sold were $7.7 million. Average interest-bearing liabilities were $14.6 million. The rate earned on average interest-earning assets was 6.99%. The rate paid on average interest-bearing liabilities was 5.02%.

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $150,000 in 1998. The amount provided was due to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 1998, the Company has no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was 1.32%.

OTHER INCOME

    Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $41,000 in 1998.

NON-INTEREST EXPENSE
--------------------

    Other operating expense consists of salaries and employee benefits ($596,000), equipment and occupancy expenses ($255,000), and other operating expenses ($458,000). The Company also adopted SOP 98-5 which required the write-off of $151,000 of organization costs.

INCOME TAX

    The Company had no income tax expense due to a pre-tax operating loss of $689,000.

ASSET/LIABILITY MANAGEMENT
--------------------------

    It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

    The Company's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors of the Bank on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

    A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

    Changes in interest rates also affect the Company's liquidity position. The Company currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company's liquidity position.

    At December 31, 1998, the Company's cumulative one year interest rate-sensitivity gap ratio was 95%. The Company's targeted ratio is 80% to 120% in this time horizon. This indicates that the Company's interest-earning liabilities will reprice during this period at a rate faster than the Company's interest-bearing assets. The Company is within its targeted parameters and net interest income should not be significantly affected by changes in interest rates. It is also noted that over 81% of the Company's certificates of deposit greater than $100,000 mature within the one year time horizon. It is management's belief that as long as the Company pays the prevailing market rate on these type deposits, the Company's liquidity, while not assured, will not be negatively affected.

    The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.


                                                     AFTER        AFTER
                                                     THREE         ONE
                                                     MONTHS      YEAR BUT
                                        WITHIN        BUT         WITHIN         AFTER
                                        THREE        WITHIN        FIVE          FIVE
                                        MONTHS      ONE YEAR       YEARS         YEARS          TOTAL
                                                           (DOLLARS IN THOUSANDS)

Interest-earning assets:
    Federal funds sold                  $ 7,680     $            $    --        $   --     $ 7,680
    Securities                              247           --        9,866        3,527      13,640
    Loans                                 9,465          781        1,105           --      11,351
                                        -------     --------     --------       ------     -------
                                         17,392          781       10,971        3,527      32,671

Interest-bearing liabilities:
    Interest-bearing demand
     deposits                             5,685          --            --           --       5,685
    Savings                                 159          --            --           --         159
    Certificates, less than
     $100,000                               493       2,236         1,580           --       4,309
    Certificates, $100,000 and
     over                                 4,560       5,924         2,521           --      13,005
                                        -------      ------        ------       ------      ------
                                         10,897       8,160         4,101           --      23,158

Interest rate sensitivity gap             6,495      (7,397)        6,870        3,527       9,513
                                        =======     =======       =======       ======      ======
Cumulative interest rate
    sensitivity gap                       6,495        (884)        5,986        9,513
                                        =======     =======       =======       ======
Interest rate sensitivity gap ratio        1.60        0.10          2.68           --
                                        =======     =======       =======       ======
Cumulative interest rate
    sensitivity gap ratio                  1.60        0.95          1.26         1.41
                                        =======     =======       =======       ======

YEAR 2000 DISCLOSURES
---------------------

    The Situation: As the Year 2000 rapidly approaches, there is concern that Year 2000 technology problems may wreak havoc on global economies. No country, government, business, or person is immune from the potential effects of the Year 2000 problems. The Year 2000 problem arose because many existing computer systems and software programs use a two-digit year field, and are not able to recognize the difference between 1900 and 2000. If not corrected, many applications could fail or miscalculate data, creating erroneous results.

    For a bank, Year 2000 problems could be devastating if interest accruals on loan and deposit accounts are not calculated properly. A Year 2000 system crash could result in a disruption of business, which in turn could cause the bank to lose a significant portion of its customer base, either of which could result in material adverse consequences for the Company.

    The Company has addressed this issue by forming a Year 2000 Readiness Committee consisting of employees from all areas of the Bank. This Committee has been charged with the responsibility of assessing the problem, overseeing corrective action, as well as testing the Year 2000 readiness of all equipment, software, and applications after any upgrades have been made.

    Readiness: The Committee has identified all mission critical systems and attention to these systems was made a priority. The critical systems are the core processing system, automated deposit and loan platform software, network file server, and personal computers. An independent outside vendor tested the file server and personal computers on September 29, 1998 and determined they were Year 2000 compliant. The Company successfully converted to a new core processing system and platform system on March 19, 1999. The new core processing system is provided by an outside service provider. The service provider has completed proxy testing and the Year 2000 Readiness Committee is reviewing the results.

    The Company relies heavily on many outside vendors for many services such as electricity, telephone service, water, gas, bond accounting, and ATM processing. The Year 2000 Committee has contacted the vendors to obtain their Year 2000 readiness status.

    Contingency Plans: Due to the critical nature of the core processing system, the Committee has developed contingency plans in conjunction with the contingency plans of the outside service provider.

    Costs: After the assessment phase, the Committee recommended a budget of $10,000 to address the Year 2000 issue, mainly new hardware. This budget is subject to review and amendment. Management does not expect the cost of remediation to vary significantly from the present budget.

    Customer Assessment: Large loan and deposit customers could have an adverse impact on the Company's financial condition if they experienced Year 2000 problems causing an inability to repay their indebtedness or requiring a large withdrawal of funds in order to remedy their own systems.

    The Year 2000 Committee has reviewed the Company's customer base and has sent questionnaires to those considered material customers. The completed questionnaires have been reviewed. The Committee reviews the customer base quarterly. As an additional precaution, a Year 2000 provision has been added to the allowance for loan losses methodology.

    Customer Awareness: The management of the Company is preparing a letter to communicate to customers the efforts taken to ensure the continued operation of the Company's critical systems. Communication with customers will be throughout 1999, with special emphasis during the last quarter of 1999.

    Liquidity Risk: Due to the media's portrayal of the possible consequences of a Year 2000 failure, the bank may be faced with an unexpected demand from customers for money. The Year 2000 Committee and management are revising the liquidity policy of the Company to accommodate this issue. Funds outflow will be monitored, especially from September 1999 through March 2000.

    The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

    The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity of the Company, the interest rates experienced by the Company; the investment portfolio of the Company; the loan portfolio of the Company, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of the Company; types of deposits of the Company and the return on equity and assets for the Company.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

    The condensed average balance sheet for the period indicated is presented below. (1)

                                              From February 6, 1998,
                                        Date of Commencement of Operations,
                                              to December 31, 1998
                                             (Dollars in Thousands)

                     ASSETS

Cash and due from banks                             $   726
Taxable securities                                    8,837
Securities valuation account                            (24)
Federal funds sold                                    7,745
Loans (2)                                             5,749
Reserve for loan losses                                 (29)
Other assets                                            624
                                                    --------
                                                    $23,628
                                                    ========
Total interest-earning assets                       $22,331
                                                    ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:

         Noninterest-bearing demand                 $ 2,311
         Interest-bearing demand                      4,277
         Savings                                         79
         Time                                        10,258
                                                    --------
                  Total deposits                    $16,925

         Other liabilities                               68
                                                    --------
                  Total liabilities                  16,993
                                                    --------
         Stockholders' equity                         6,635
                                                    --------
                                                    $23,628
                                                    ========

         Total interest-earning liabilities         $14,614
                                                    ========

(1) Average balances were determined using the daily average balances during the period from February 6, 1998, date of commencement of operations, to December 31, 1998, for each category.

(2) Average loans are stated net of unearned income. There were no nonaccrual loans.

INTEREST INCOME AND INTEREST EXPENSE

    The following tables set forth the amount of the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. These rates do not include the time period prior to the commencement of its banking operations.

                                             Year Ended December 31, 1998
                                                                Average
                                                    Interest     Rate
                                                 (Dollars in Thousands)

    INTEREST INCOME:
       Interest and fees on loans (1)               $  619      10.77%
       Interest on taxable securities                  532       6.02
       Interest on Federal funds sold                  409       5.29
       Interest earned during the period prior to
        commencement of banking operations              54        ---
                                                    ------      -----
       Total interest income                        $1,614       6.99
                                                    ------      -----

    INTEREST EXPENSE:
       Interest on interest-bearing
         demand deposits                            $  129       3.01
       Interest on savings deposits                      2       2.46
       Interest on time deposits                       603       5.88
       Interest incurred during the period prior to
         commencement of banking operations            ---        ---
                                                    ------       ----
       Total interest expense                          734       5.02
                                                    ------       ----

    NET INTEREST INCOME                             $  880
                                                    ======

       Net interest spread                                       1.97%
                                                                 ====
       Net yield on average interest-earning assets              3.70%
                                                                 ====

       (1) Interest and fees on loans includes $86,000 of loan fee income for the year ended December 31, 1998. There was no interest income recognized on nonaccrual loans during 1998.

RATE AND VOLUME ANALYSIS

    Because the Company commenced its banking operations in 1998, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

    The carrying amounts of securities at the dates indicated are summarized as follows:
                                                     December 31, 1998
                                                   (Dollars in Thousands)

     U.S. Government agencies                           $ 8,515
     Mortgage-backed securities                           4,878
     Equity securities                                      247
                                                        -------
                                                        $13,640
                                                        =======

MATURITIES

    The amounts of securities in each category as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

                                                        After one year             After five
                            One year or less          through five years        through ten years
                            ------------------     -----------------------    ----------------------
                            Amount       Yield     Amount        Yield (1)    Amount       Yield (1)
                            ------       -----     ------        ---------    ------       ---------
U.S. Government agencies    $  ---         ---%   $6,255         6.05%        $2,260       6.06%
Mortgage-backed securities     ---         ---%      ---          ---%           ---        ---%
                            ------                ------                      ------
                               ---         ---%   $6,255         6.05%        $2,260       6.06%
                            ======                ======                      ======

                              After ten years              Total
                            ------------------     -----------------------
                            Amount       Yield(1)  Amount        Yield (1)

U.S. Government agencies    $  ---         ---%   $8,515         6.05%
Mortgage-backed securities   4,878        5.88%    4,878         5.88%
                            ------                ------
                             4,878        5.88%   13,393         5.99%
                            =======               ======


(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                 LOAN PORTFOLIO

TYPES OF LOANS

    The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                 December 31, 1998
                                               (Dollars in Thousands)

     Commercial                                       $ 6,812
     Real estate-construction                           2,859
     Real estate-mortgage                               1,136
     Consumer instalment loans and other                  544
                                                      -------
                                                       11,351
     Less allowance for loan losses                      (150)
                                                      -------
                   Net loans                          $11,201
                                                      =======

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

    Total loans as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years. The disclosure of loans by the required categories, commercial and financial and real estate - construction, is not available and would involve undue burden and expense to the Company. In making this determination, the Company has considered the estimated cost to compile the required information and its current electronic data processing capability.

                                                 (Dollars in Thousands)

     Maturity:
          One year or less                             $ 7,108
          After one year through five years              4,154
          After five years                                  89
                                                       -------
                                                       $11,351
                                                       =======

    The following table summarizes loans at December 31, 1998 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                                 (Dollars in Thousands)

          Predetermined interest rates                 $ 1,044
          Floating or adjustable interest rates          3,199
                                                       -------
                                                       $ 4,243
                                                       =======

RISK ELEMENTS

    Information with respect to nonaccrual, past due, and restructured loans at December 31, 1998 is as follows:

                                                            December 31, 1998
                                                          (Dollars in Thousands)

     Nonaccrual loans                                             $    0
     Loans contractually past due ninety days or more
          as to interest or principal payments and still accruing      0
     Restructured loans                                                0
     Loans, now current about which there are serious
          doubts as to the ability of the borrower to comply
          with loan repayment terms                                    0
     Interest income that would have been recorded on
          nonaccrual and restructured loans under original terms       0
     Interest income that was recorded on nonaccrual and
          restructured loans                                           0

    It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

    Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                         SUMMARY OF LOAN LOSS EXPERIENCE

    The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                       1998

                                              (Dollars in Thousands)

    Average amount of loans outstanding              $ 5,749
                                                     =======

    Balance of allowance for loan losses
         at beginning of period                      $     -
                                                     -------
    Loans charged off                                      -
                                                     -------
    Loans recovered                                        -
                                                     -------
    Net charge-offs                                        -
                                                     -------
    Additions to allowance charged to operating
         expense during period                           150
                                                     -------
    Balance of allowance for loan losses
         at end of period                            $   150
                                                     =======
    Ratio of net loans charged off during the
    period to average loans outstanding                    -%
                                                     =======
ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

    As of December 31, 1998, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                 December 31, 1998
                                                           Percent of loans in
                                                              each category
                                            Amount            to total loans
                                    (Dollars in Thousands)
Commercial                                $   83                    60%
Real estate - construction                    45                    25
Real estate - mortgage                        15                    10
Consumer instalment
     loans and other                           7                     5
                                          ------                   ----
                                          $  150                   100%
                                          ======                   ====

                                    DEPOSITS

    Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of banking operations is presented below.(1)

                                                   1998
                                           Amount        Percent
                                           (Dollars in Thousands)

    Noninterest-bearing demand deposits    $ 2,311         --%
    Interest-bearing demand deposits         4,277       3.01
    Savings deposits                            79       2.46
    Time deposits                           10,258       5.88
                                           -------
              Total deposits               $16,925
                                           =======

    (1) Average balances were determined using the daily average balances during the year for the period from February 6, 1998, date of commencement of operations, to December 31, 1998.

    The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                              (Dollars in Thousands)

    Three months or less                           $   4,560
    Over three months through six months               3,494
    Over six through twelve months                     2,430
    Over twelve months                                 2,521
                                                   ---------
             Total                                 $  13,005
                                                   =========

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

    The following rate of return information for the year indicated is presented below.

                                              1998

    Return on assets (1)                    (2.91)%
    Return on equity (2)                   (10.38)
    Dividend payout ratio (3)                 -
    Equity to assets ratio (4)              28.08

(1)       Net loss divided by average total assets.
(2)       Net loss divided by average equity.
(3) Dividends declared per share of common stock divided by net loss per share.
(4)       Average common equity divided by average total assets.

ITEM 7. FINANCIAL STATEMENTS.

    See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

        Biographical information concerning the Directors of the Company is set forth below.

        HUGH C. ALDREDGE, age 70, has served as a Director of the Company since 1996. Mr. Aldredge has over 45 years of experience in real estate development, management and finance. Since 1950, he has been the owner of Aldredge Properties, a real estate investment concern, and since 1967 he has been President of Squire Inn, Inc., a hotel investment and management corporation. He received his BBA degree in Marketing in 1949 from The University of Georgia University. He is a member and serves on the Administrative Board of Northside United Methodist Church. He is a member of the Board of Directors and past President of the Atlanta Country Club, and a member of the Atlanta Classic Foundation, a charitable organization which raises money through celebrity golf tournaments. He is a past member of the Sandy Springs Revitalization Committee.

        MARVIN COSGRAY, age 49, has served as a Director of the Company since 1997. Mr. Cosgray has served as the President and Chief Executive Officer of the Company since 1997 and the Bank since 1998. He graduated from the University of West Florida with a Bachelors degree and received a law degree in 1979 from Woodrow Wilson College of Law in Atlanta, Georgia. He served as President and Chief Executive Officer of Gwinnett National Bank from its organization in 1988 until April 1997. He served as President and Chief Executive Officer of First Colony Bank, Alpharetta, Georgia, and its parent bank holding company, First Colony Bancshares, Inc., from February of 1986 until his resignation on July 31, 1988. Immediately prior to his service with First Colony Bank, Mr. Cosgray was President and Chief Executive Officer of Heritage Trust Savings Bank, Conyers, Georgia. From 1972 until coming to Heritage Trust, Mr. Cosgray served in various managerial and executive capacities with Gwinnett Bank and Trust Company, Norcross, Georgia. Mr. Cosgray has chaired and been a member of various committees of the Community Bankers Association of Georgia and the Georgia Bankers Association since 1971. He has also been active in civic, social and church activities throughout his career. He is currently a charter member of the Norcross Rotary Club where he has served as President and a director. He has been a director of the Alpharetta/North Fulton Rotary Club, a co-founder and a director of the Alpharetta Business Alliance, and a two term Chairman of the North Fulton District of the Boy Scouts of America. He has been a member of the North Fulton and Gwinnett County Chambers of Commerce. He is an Elder of the Alpharetta Presbyterian Church.

        J. REX FUQUA, age 49, has served as a Director of the Company since 1996. Mr. Fuqua is President and Chief Executive Officer of Fuqua Capital Corporation, a private investment and money management firm, a position he has held since 1988. From 1982 to 1988 he was President of Signet Capital, Inc., and from 1979 to 1982 he was President of Signet Communications Company. Prior to that, he was President of Fuqua National, Inc. for five years. He received his BBA degree in Finance in 1972 from The University of Georgia and his Masters Degree in Clinical Psychology from the California School of Professional Psychology. He is a director of Fuqua Enterprises, Inc., Aaron Rents, Inc., and FNB Bancshares, Inc., Lakeland, Georgia, which is the holding company for Farmers & Merchant's Bank, Lakeland, Georgia and The United Banking Company, Nashville, Georgia. From 1974 to 1976 he was Director of First Georgia Bank, Atlanta, Georgia. Mr. Fuqua is also a member of the Board of Trustees of Duke University, the Board of Trustees of Duke University Graduate Business School, a former Trustee of The Westminster School in Atlanta, Georgia, and is a Trustee of the Heritage School in Newnan, Georgia. He is a member of the Board of Counselors of The Carter Center, a Director of Camp Sunshine, and a member of the Board of Trustees, and former Chairman, of the Atlanta Botanical Garden.

        JULIAN LECRAW, SR., age 68, has served as a Director of the Company since 1996. Mr. LeCraw has been the owner and principal of Julian LeCraw & Company, a real estate development and management firm, since 1955. He received his B.S. degree in Industrial Management in 1952 from the Georgia Institute of Technology and a L.L.B. degree in 1958 from the Woodrow Wilson School of Law. From 1983 to 1994, he served as a director of First National Bank of Cobb County and, following its acquisition by Barnett Bank, of Barnett Bank in Atlanta, where he also served as a member of the Problem Loan Committee. He is a former Chairman of the Buckhead

Coalition, Vice President of Georgia Tech Foundation, Inc., a member of the Board of Trustees of The Westminster School in Atlanta, Georgia, and an Elder of North Avenue Presbyterian Church.

        R. CHARLES LOUDERMILK, SR., age 71, has served as a Director of the Company since 1996. Mr. Loudermilk is the founder, Chairman and Chief Executive Officer of Aaron Rents, Inc., one of the leading furniture rental and sales companies in the United States. He received his B.S. degree in Commerce in 1950 from The University of North Carolina. From 1985 to 1994 he served as director and a member of the Executive Committee of The Buckhead Bank and The Chattahoochee Bank. Mr. Loudermilk is also the Founder and past Chairman of the Buckhead Coalition, a member of the Board of Directors of the Corporation for Olympic Development in Atlanta (CODA), a member of the Board of Visitors of the University of North Carolina and a member of the Rotary Club of Atlanta, the Atlanta Action Forum and the Executive Committee of the Atlanta Convention and Visitors Bureau's Board of Directors. He has served on the Piedmont Hospital Foundation Board, the Shepherd's Spinal Center Steering Committee and the Archbold Hospital Foundation in Thomasville, Georgia. He is former President of the National Rental Service Association, former Chairman of the Board of Directors of the Metropolitan Atlanta Rapid Transit Authority (MARTA), former Co-Chairman of Andrew Young's Atlanta mayoral campaigns in 1981 and 1985, and former Treasurer of Guy Milner's United States Senate campaign. He is Chairman of the Buckhead Club, and a member of the Commerce Club, the Capital City Club and the Piedmont Driving Club.

        LARRY P. MARTINDALE, age 52, has served as a Director of the Company since 1996. Mr. Martindale has been Vice Chairman of Ritz-Carlton Hotel Company for over 20 years. He received his B.S. degree in Business Administration in 1969 from the University of Mississippi. He is a member of the Foundation Board of the University of Mississippi, the Board of Directors of the Atlanta Country Club and the Board of Directors of Junior Achievement. He is a member of Holy Innocence's Episcopal Church.

        WILLIAM T. TOWLES, age 70, has served as a Director of the Company since 1996. Mr. Towles is a builder, developer, manager and investor in apartments, shopping centers and other real estate projects. He received his B.S. degree in Architecture in 1950 from the Georgia Institute of Technology. He is a former member of the Advisory Board of Shepherd's Spinal Center, a former Trustee of the Georgia Tech Alumni Association, a former Chairman of the Board of Trustees of St. James United Methodist Church, and a member of the Randolph Macon Parents Council. He is a member of the Georgia Tech Athletic Hall of Fame and a former Director of the Peachtree Golf Club.

EXECUTIVE OFFICER

        The sole executive officer of the Company is Marvin Cosgray, the Company's President and Chief Executive Officer. See "Directors" for biographical information relating to Mr. Cosgray.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than ten (10%) percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, none of the Company's reporting persons failed to file on a timely basis reports required by Section 16(a) of the 1934 Act, during the twelve months ended December 31, 1998

ITEM 10. EXECUTIVE COMPENSATION.

        The following table sets forth certain information with respect to the annual and long-term compensation for the fiscal year ended December 31, 1998 of the Company's Chief Executive Officer and sole executive officer of the Company as of December 31, 1998:

                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL
                                                                COMPENSATION
                                                              -----------------
    NAME AND PRINCIPAL POSITION(1)             YEAR                SALARY
    ------------------------------             ----               --------
Marvin Cosgray                                 1998               $115,000
   President and Chief Executive Officer

-------------------------

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

COMPENSATION OF DIRECTORS

    Directors of the Company received no compensation for their services as directors during the year ended December 31,

EMPLOYMENT AGREEMENT

    Marvin Cosgray and the Company have entered into an Employment Agreement, commencing November 1, 1997, pursuant to which Mr. Cosgray is the President and Chief Executive Officer of the Company and will serve as the President and Chief Executive Officer of the Bank. The Employment Agreement provides for a starting salary of $115,000 per annum. In addition, Mr. Cosgray will be eligible to receive annual performance bonuses, payable in cash or, at the election of Mr. Cosgray, in stock, based on the return on average assets of the Bank. The maximum performance bonus payable is 25% of Mr. Cosgray's base salary. Mr. Cosgray will be eligible to participate in all retirement, welfare and other benefit plans or programs of the Company applicable generally to employees of the Company or to a class of employees that includes senior executives of the Company. The Employment Agreement requires that the Company provide Mr. Cosgray with a term life insurance policy providing for death benefits totaling $250,000. In addition, the Company will provide Mr. Cosgray with an automobile allowance of $500 per month and reimburse Mr. Cosgray for reasonable travel and other expenses related to his position with the Company and the Bank, including membership fees for business, civic and social organizations.

    The Employment Agreement is terminable by the Company or the Bank immediately for cause (as defined in the Employment Agreement) or upon the death or complete disability of Mr. Cosgray. In addition, the Company may terminate the Employment Agreement for any reason provided that it pays Mr. Cosgray his base salary for a period of six months after the date of termination. Mr. Cosgray may terminate his employment under the Employment Agreement upon sixty days written notice to the Company and the Bank. For a period of one year following termination of Mr. Cosgray's employment, Mr. Cosgray may not serve as a director, officer at the Vice President level or higher, or organizer or promoter of, or provide executive management services to, any entity engaged in banking activities which are competitive with those which the Bank has engaged in within the twelve months immediately preceding such termination at any location within 15 miles of the boundary of the Bank's primary service area. In addition, Mr. Cosgray may not use or divulge any confidential information of the Company or the Bank, solicit any customers of the Company or the Bank for competitive banking services, solicit for employment any employee of the Company or the Bank, or pursue any business opportunity which came to his attention in connection with his employment by the Company or the Bank (other than opportunities which the Company and the Bank have declined to pursue).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the amount and percent of shares of Common Stock which, as of March 12, 1999, are deemed under the rules of the Securities and Exchange Commission (the "Commission") to be "beneficially owned" by each member of the Board of Directors of the Company, by each nominee for election to the Board of Directors, by the Company's Chief Executive Officer and sole executive officer during 1998, by all directors, nominees and executive officers of the Company as a group, and by any person or "group" (as that term is used in the Securities Act of 1934, as amended) known to the Company as of that date to be a "beneficial owner" of more than 5% of the outstanding shares of Common Stock of the Company.


                                                                 COMMON STOCK BENEFICIALLY OWNED(1)
                                                 --------------------------------------------------------------------
             NAME AND ADDRESS(1) OF                       NUMBER OF SHARES                    PERCENTAGE OF
                BENEFICIAL OWNER                         BENEFICIALLY OWNED            COMMON STOCK OUTSTANDING(2)
                                                 ===================================   ==============================
Marvin Cosgray.................................                60,000                             3.7%
Hugh C. Aldredge...............................               100,000                             6.1%
J. Rex Fuqua...................................               100,000                             6.1%
Julian LeCraw, Sr..............................               100,000                             6.1%
R. Charles Loudermilk, Sr......................               200,000                            12.3%
Larry P. Martindale............................               100,000                             6.1%
William T. Towles..............................               100,000                             6.1%
Long Point Investors Ltd.......................               100,000                             6.1%
Guy W. Milner..................................               100,000                             6.1%
Mark C. Pope, III..............................               100,000                             6.1%
Roger B. Smith.................................               100,000                             6.1%
All directors and executive officers as a group
      (7 persons)..............................               750,000                            46.1%

---------------
 * Less than 1% of the outstanding Common Stock.

(1) The street address of each beneficial owner is c/o Buckhead Community Bancorp, Inc., 415 East Paces Ferry Road, N.E., Atlanta, Georgia 30305.

(2) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company and the Bank may have banking and other transactions in the ordinary course of business with Organizers, directors, and officers of the Company and the Bank and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such Organizers, officers, or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectability nor present other unfavorable features to the Company and the Bank. The Bank is subject to a limit on the aggregate amount it could lend to its and the Company's directors and officers as a group equal to its unimpaired capital and surplus (or, under a regulatory exemption available to banks with less than $100 million in deposits, twice that amount), loans to individual directors and officers must also comply with the Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    EXHIBITS:

    See the Exhibit Index on page E-1 for a list of the Exhibits incorporated by referenced herein or filed herewith.

    REPORTS ON FORM 8-K:

    None.

                        BUCKHEAD COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITOR'S REPORT................................................F-2

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................................F-4
     CONSOLIDATED STATEMENTS OF OPERATIONS..................................F-5
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS..........................F-6
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY........................F-7
     CONSOLIDATED STATEMENTS OF CASH FLOWS..................................F-8
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................F-9

                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS
BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY
ATLANTA, GEORGIA

    We have audited the accompanying consolidated balance sheets of BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckhead Community Bancorp, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

    As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for organization costs.

                                       /s/MAULDIN & JENKINS, LLC




Atlanta, Georgia
January 29, 1999

                        BUCKHEAD COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

-------------------------------------------------------------------------------

                                   ASSETS                                  1998            1997
                                   ------                             ------------     -----------
Cash and due from banks                                               $  1,209,120      $    61,928
Federal funds sold                                                       7,680,000               --
Securities available-for-sale                                           11,621,935               --
Securities held-to-maturity, fair value of $2,016,965                    2,018,360               --

Loans                                                                   11,350,992               --
Less allowance for loan losses                                             150,000               --
                                                                       -----------       ----------
          LOANS, NET                                                    11,200,992               --

Premises and equipment                                                     569,960          336,638
Other assets                                                               322,613          210,908
                                                                       -----------       ----------
          TOTAL ASSETS                                                $ 34,622,980      $   609,474
                                                                      ============      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing demand                                        $  4,086,044      $        --
    Interest-bearing demand                                              5,685,029               --
    Savings                                                                159,226               --
    Time, $100,000 and over                                             13,004,995               --
    Other time                                                           4,308,544               --
                                                                      ------------      -----------
         Total deposits                                                 27,243,838               --
    Other liabilities                                                       90,546               --
                                                                      ------------      -----------
         TOTAL LIABILITIES                                              27,334,384               --
                                                                      ------------      -----------

Commitments and contingent liabilities

Stockholders' equity
    Special stock, par value $.01; 1,000,000 shares
        authorized; none issued                                                 --               --

    Common stock, par value $.01; 10,000,000 shares authorized; 1,627,950   16,280            1,500
       and 150,000 issued and outstanding, respectively
    Capital surplus                                                      8,088,317          748,500
    Accumulated deficit                                                   (829,098)        (140,526)
    Accumulated other comprehensive income                                  13,097               --
                                                                       -----------       ----------

          TOTAL STOCKHOLDERS' EQUITY                                     7,288,596          609,474
                                                                     -----------------  -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  34,622,980      $   609,474
                                                                     =================  ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        BUCKHEAD COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

-------------------------------------------------------------------------------

                                                                          1998             1997
                                                                      ------------      ------------
INTEREST INCOME
    Loans                                                             $    619,053      $        --
    Taxable securities                                                     531,564               --
    Federal funds sold                                                     463,227            6,413
                                                                      ------------       ----------
          TOTAL INTEREST INCOME                                          1,613,844            6,413

INTEREST EXPENSE ON DEPOSITS                                               733,594               --
                                                                      ------------       ----------
          NET INTEREST INCOME                                              880,250            6,413
PROVISION FOR LOAN LOSSES                                                  150,000               --
                                                                      ------------       ----------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              730,250            6,413
                                                                      ------------       ----------

OTHER INCOME
    Service charges on deposit accounts                                     25,893               --
    Other operating income                                                  14,662               --
                                                                      ------------     ------------
          TOTAL OTHER INCOME                                                40,555               --
                                                                      ------------      -----------

OTHER EXPENSES
    Salaries and employee benefits                                         595,765           76,050
    Equipment and occupancy expenses                                       254,861           24,711
    Other operating expenses                                               458,003           28,327
                                                                      ------------      -----------
          TOTAL OTHER EXPENSES                                           1,308,629          129,088
                                                                      ------------      -----------
          LOSS BEFORE INCOME TAXES AND CUMULATIVE
            EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                    (537,824)        (122,675)

INCOME TAX EXPENSE                                                              --               --
                                                                      ----------------  -----------
          LOSS BEFORE CUMULATIVE EFFECT OF A
            CHANGE IN ACCOUNTING PRINCIPLE                                (537,824)        (122,675)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                     (150,748)              --
                                                                      ------------      -----------
                    NET LOSS                                          $   (688,572)     $  (122,675)
                                                                      ============      ===========

LOSSES PER COMMON SHARE BEFORE CUMULATIVE EFFECT
   OF A CHANGE IN ACCOUNTING PRINCIPLE                                $      (0.36)     $     (1.43)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                        (0.11)              --
                                                                      ------------      -----------
LOSSES PER COMMON SHARE                                               $      (0.47)     $     (1.43)
                                                                      ===========       ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        BUCKHEAD COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

 ------------------------------------------------------------------------------

                                                                           1998                     1997
                                                                      -------------              ---------
NET LOSS                                                              $   (688,572)              (122,675)

OTHER COMPREHENSIVE INCOME:

        Unrealized holding gains on securities
            available-for-sale arising during period                        13,097                      -
                                                                      -------------              ---------

COMPREHENSIVE LOSS                                                    $   (675,475)              (122,675)
                                                                      =============              =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        BUCKHEAD COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                                             ACCUMULATED
                                                                                                OTHER            TOTAL
                                     COMMON STOCK           CAPITAL         ACCUMULATED      COMPREHENSIVE    STOCKHOLDERS'
                              ----------------------
                               SHARES      PAR VALUE        SURPLUS          DEFICIT           INCOME           EQUITY
                              -------      ---------      -----------        -----------      ----------     --------------
BALANCE, DECEMBER 31,
  1996                         80,000      $     800       $  399,200        $  (17,851)      $  382,149
  Net loss                         --             --               --          (122,675)              --        (122,675)
  Issuance of common stock     70,000            700          349,300                --               --         350,000
                            ---------      ---------       ----------        ----------       ----------      -----------
BALANCE, DECEMBER 31,
  1997                        150,000          1,500          748,500          (140,526)              --         609,474
  Net loss                         --             --               --          (688,572)              --        (688,572)
  Issuance of common stock  1,477,950         14,780        7,374,970                --               --       7,389,750
  Stock issue costs                --             --          (35,153)               --               --         (35,153)
  Other comprehensive              --             --               --                --           13,097          13,097
   income
                            ---------      ---------       ----------        -----------      ----------      -----------
BALANCE, DECEMBER 31,
  1998                      1,627,950      $  16,280       $8,088,317        $ (829,098)      $   13,097      $7,288,596
                            =========      =========       ==========        ===========      ==========      ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        BUCKHEAD COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                            1998             1997
                                                                      -------------     --------------
OPERATING ACTIVITIES
    Net loss                                                          $   (688,572)     $    (122,675)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                                      80,405                 --
          Write-off/amortization of organization costs                     150,748                 --
          Provision for loan losses                                        150,000                 --
          Increase in interest receivable                                 (307,981)                --
          Increase in interest payable                                      90,603                 --
          Other operating activities                                        15,823            (18,356)
                                                                      -------------      -------------
              Net cash used in operating activities                       (508,974)          (141,031)
                                                                      -------------      -------------

INVESTING ACTIVITIES
    Decrease in interest-bearing deposits in banks                              --            255,000
    Purchases of securities available-for-sale                         (13,608,838)                --
    Proceeds from maturities of securities available-for-sale            2,000,000                 --
    Purchases of securities held-to-maturity                            (2,018,360)                --
    Net increase in Federal funds sold                                  (7,680,000)                --
    Net increase in loans                                              (11,350,992)                --
    Purchase of premises and equipment                                    (313,727)          (336,638)
    Increase in organization costs                                          (5,505)           (78,979)
                                                                      -------------      -------------
            Net cash used in investing activities                      (32,977,422)          (160,617)
                                                                      -------------      -------------

FINANCING ACTIVITIES
    Net increase in deposits                                            27,243,838                 --
    Net proceeds from sale of common stock                               7,389,750            350,000
                                                                      -------------      -------------
            Net cash provided by financing activities                   34,633,588            350,000
                                                                      -------------      -------------
Net increase in cash and due from banks                                  1,147,192             48,352

Cash and due from banks at beginning  of year                               61,928             13,576
                                                                      -------------      -------------
Cash and due from banks at end of year                                $  1,209,120      $      61,928
                                                                      =============      =============
SUPPLEMENTAL DISCLOSURE
    Cash paid for interest                                            $    642,991      $          --

NONCASH TRANSACTION
    Unrealized gains on securities available-for-sale                 $    (13,097)     $          --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        BUCKHEAD COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Buckhead Community Bancorp, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, The Buckhead Community Bank, N.A. (the "Bank"). The Bank is a commercial bank located in Atlanta, Fulton County, Georgia. The Bank provides a full range of banking services in its primary market area of Fulton County and the surrounding counties. The Company commenced its banking operations on February 6, 1998.

         BASIS OF PRESENTATION

         The consolidated financial statements for 1998 include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation. The financial statements for 1997 include the accounts of the Company only. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND DUE FROM BANKS

         Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

         The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SECURITIES

         Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity. Equity securities without a readily determinable fair value are included in securities available-for-sale and carried at cost.

         Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

         LOANS

         Loans are carried at their principal amounts outstanding less unearned fees and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

         Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Loan origination fees and costs incurred for other loans are deferred and recognized as income over the life of the loan. Because net loan origination fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for all loan fees and costs in accordance with generally accepted accounting principles.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LOANS (CONTINUED)

         The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

         The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

         A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is Recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

         The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

         LOSSES PER COMMON SHARE

         Losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted-average number of shares outstanding for the years ended December 31, 1998 and 1997 was 1,481,012 and 85,699, respectively.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. During 1998, the Company wrote off $150,748 of unamortized organization costs upon adoption of SOP 98-5. As of December 31, 1997, the Company had capitalized all organization costs with the intent of amortizing the costs over a five year period upon commencement of banking operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMPREHENSIVE INCOME

         In 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Consolidated Statements of Comprehensive Loss". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net loss. Currently, the Company's other comprehensive income consists solely of unrealized gains and losses on securities available-for-sale accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately.

         Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                   GROSS           GROSS
                                                 AMORTIZED       UNREALIZED      UNREALIZED        FAIR
                                                   COST            GAINS           LOSSES          VALUE
                                               ------------    ------------    ------------    -------------
            SECURITIES AVAILABLE-FOR-SALE
                DECEMBER 31, 1998:
                U. S. GOVERNMENT AND
                   AGENCY SECURITIES           $  8,495,472    $     20,054    $          -     $  8,515,526
                MORTGAGE-BACKED SECURITIES        2,866,216               -          (6,957)       2,859,259
                 EQUITY SECURITIES                  247,150               -               -          247,150
                                               ------------    ------------    -------------    ------------
                                               $ 11,608,838    $     20,054    $     (6,957)    $ 11,621,935
                                               ============    ============    =============    ============

            SECURITIES HELD-TO-MATURITY
               DECEMBER 31, 1998:
                MORTGAGE-BACKED SECURITIES     $  2,018,360    $      1,087    $    (2,482)    $   2,016,965
                                               ============    ============    =============   =============

The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.


                                                        SECURITIES AVAILABLE-FOR-SALE     SECURITIES HELD-TO-MATURITY
                                                       ------------------------------    -----------------------------
                                                          AMORTIZED        FAIR           AMORTIZED          FAIR
                                                            COST           VALUE            COST             VALUE
                                                       ------------   ---------------    ------------     ------------
            Due from one year to five years            $  6,245,472   $     6,254,826    $          -     $          -
            Due from five years to ten years              2,250,000         2,260,700               -                -
            Mortgage-backed securities                    2,866,216         2,859,259       2,018,360        2,016,965
            Equity securities                               247,150           247,150               -                -
                                                       ------------   ---------------    ------------     ------------
                                                       $ 11,608,838   $    11,621,935    $  2,018,360     $  2,016,965
                                                       ============   ===============    ============     ============

There were no pledged securities at December 31, 1998. There were no sales of securities in 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The composition of loans at December 31, 1998 is summarized as follows:

          Commercial                                          $      6,812,000
          Real estate - construction                                 2,859,000
          Real estate - mortgage                                     1,151,000
          Consumer, instalment and other                               544,032
                                                              ----------------
                                                                    11,366,032

          Unearned fees                                                (15,040)
          Allowance for loan losses                                   (150,000)
                                                              ----------------
          Loans, net                                          $     11,200,992
                                                              ================

         Changes in the allowance for loan losses for the year ended December 31, 1998 are as follows:

          BALANCE, BEGINNING OF YEAR                          $              -
             Provision for loan losses                                 150,000
             Loans charged off                                               -
             Recoveries of loans previously charged off                      -
                                                              ----------------
          BALANCE, END OF YEAR                                $        150,000
                                                              ================

         Management has identified no amounts of impaired loans as defined by SFAS No. 114, ("Accounting by Creditors for Impairment of a Loan").

         The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1998 are as follows:

          BALANCE, BEGINNING OF YEAR                          $              -
             Advances                                                1,269,300
             Repayments                                               (683,900)
                                                              ----------------
          BALANCE, END OF YEAR                                         585,400
                                                              ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                   DECEMBER 31,
                                         -------------------------------
                                              1998               1997
                                         -------------      ------------

         Leasehold improvements          $     345,584      $    336,638
         Equipment                       $     304,781      $         --
                                         --------------     ------------
                                               650,365           336,638
         Accumulated depreciation              (80,405)               --
                                         --------------     ------------
                                         $     569,960      $    336,638
                                         ==============     ============


NOTE 5.  LEASES

         The Company has entered into a noncancelable operating lease of its main office banking facilities from an entity controlled by a director. The lease term is ten years with two five year renewal options. The lease requires monthly lease payments based upon the number of square feet under lease multiplied by a base rental factor of $17.50. Annually, the base rental factor will be increased by 3%. The lessor is responsible for utilities, property taxes, insurance, and routine maintenance. Rental expense under the lease amounted to $145,771 and $13,252 for the years ended December 31, 1998 and 1997, respectively.

         Future minimum lease payments on the lease is summarized as follows:

         1999                                               $    163,397
         2000                                                    168,305
         2001                                                    184,457
         2002                                                    189,993
         2003                                                    195,689
         Thereafter                                              861,622
                                                            ------------
                                                            $  1,763,463
                                                            ============

         During 1997, the Company also rented temporary office facilities from an entity controlled by a director. Rental expense under the lease amounted to $1,459.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 6.  DEPOSITS

         At December 31, 1998, the scheduled maturities of time deposits are as follows:

         1999                                               $ 13,213,029
         2000                                                  2,107,034
         2001                                                  1,031,776
         2002                                                          -
         2003                                                    961,700
                                                            ------------
                                                            $ 17,313,539
                                                            ============


         At December 31, 1998, the Company had related party deposits of $6,865,102.

NOTE 7.  INCOME TAXES

         Income tax expense consists of the following:

                                                       DECEMBER 31,
                                               --------------------------
                                                  1998            1997
                                               ----------    ------------

         Current                               $(138,671)    $      (880)
         Deferred                                (95,254)        (40,829)
         Change in valuation allowance           233,925          41,709
                                               ----------    ------------
                        Income tax expense     $       -     $         -
                                               ==========    ============

         The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                DECEMBER 31,
                                             ---------------------------------------------
                                                       1998                   1997
                                             ----------------------- ---------------------
                                                AMOUNT       PERCENT    AMOUNT     PERCENT
                                             -------------   ------- -----------   -------
         Income taxes at statutory rate      $   (234,114)   (34)%   $  (41,709)   (34)%
           Other items                                189      -              -      -
           Change in valuation allowance          233,925     34         41,709     34
                                              -----------    -----   -----------   -----
         Income tax expense                  $          -      - %   $        -      - %
                                              ===========    =====   ===========   =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.  INCOME TAXES (CONTINUED)

         The components of deferred income taxes are as follows:

                                                                       DECEMBER 31,
                                                             ------------------------------
                                                                 1998              1997
                                                             -------------    -------------
    Deferred tax assets:
      Loan loss reserves                                     $     13,936     $          -
      Preopening and organizational expenses                      116,836           47,025
      Depreciation                                                  4,497                -
      Loan fees                                                     5,114                -
      Net operating loss carry forward                            139,550              880
      Other                                                         1,897                -
                                                             -------------    -------------
                                                                  281,830           47,905
    Valuation allowance                                          (277,377)         (47,905)
                                                             -------------    -------------
                                                                    4,453                -
                                                             -------------    -------------
    Deferred tax liabilities; securities
       available-for-sale                                           4,453                -
                                                             -------------    -------------
    Net deferred taxes                                       $          -    $           -
                                                             =============   ==============

                At December 31, 1998, the Company has available net operating loss carryforwards of $410,442 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2012.

NOTE 8.  COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 8.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments at December 31, 1998 is as follows:

         Commitments to extend credit                          $  13,772,000
         Standby letters of credit                                    30,000
                                                               -------------
                                                               $  13,802,000
                                                               =============

         Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 8.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the year "2000" could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that, with modifications to its computer systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that;
         (1) the modifications and conversions will remedy all deficiencies, (2) failure of any of the Company's systems will not have a material impact on operations, or (3) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.

NOTE 9.  CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Fulton County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas. Sixty percent of the Company's loan portfolio is concentrated in commercial loans. The other significant concentrations of credit by type of loan are set forth in Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank's capital and surplus as defined by the Office of the Comptroller of the Currency, or approximately $1,102,000.

NOTE 10. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, no dividends could be declared without regulatory approval.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 10. REGULATORY MATTERS (CONTINUED)

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 10. REGULATORY MATTERS (CONTINUED)

         The Company and Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                            To Be Well
                                                                                    For Capital         Capitalized Under
                                                                                     Adequacy           Prompt Corrective
                                                            Actual                   Purposes           Action Provisions
                                                --------------------------  ----------------------  ----------------------
                                                  Amount           Ratio     Amount         Ratio     Amount       Ratio
                                                ----------         ------   --------      --------  ----------     -----
                                                                           (Dollars in Thousands)
                                                ---------------------------------------------------------------------------
      Total Capital (to Risk Weighted Assets):
         Consolidated                           $     7,245        42.47%   $   1,399         8%    $    1,749       10%
         Bank                                   $     7,347        42.02%   $   1,399         8%    $    1,749       10%
      Tier I Capital (to Risk Weighted Assets):
         Consolidated                           $     7,275        41.61%   $     700         4%    $    1,050        6%
         Bank                                   $     7,197        41.16%   $     700         4%    $    1,050        6%
      Tier I Capital (to Average Assets):
         Consolidated                           $     7,275        20.56%   $   1,416         4%    $    1,770        5%
         Bank                                   $     7,197        20.34%   $   1,416         4%    $    1,770        5%


NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD:

         The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

         SECURITIES:

         Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

         LOANS:

         For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

         DEPOSITS:

         The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

         ACCRUED INTEREST:

         The carrying amounts of accrued interest approximate their fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         OFF-BALANCE SHEET INSTRUMENTS:

         The fair values of the Company's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

         The carrying amounts and estimated fair values of the Company's financial instruments were as follows:


                                                DECEMBER 31, 1998               DECEMBER 31, 1997
                                         -------------------------------   ----------------------------
                                            CARRYING            FAIR          CARRYING          FAIR
                                             AMOUNT            VALUE           AMOUNT           VALUE
                                         -------------    --------------   ------------   -------------
         FINANCIAL ASSETS:
            Cash, due from banks,
               and Federal funds sold     $   8,889,120    $   8,889,120    $    61,928    $      61,928
            Securities available-for-sale    11,621,935       11,621,935              -                -
            Securities held-to-maturity       2,018,360        2,016,965              -                -
            Loans                            11,200,992       11,359,276              -                -
            Accrued interest receivable         307,981          307,981              -                -

         FINANCIAL LIABILITIES:
            Deposits                         27,243,838       27,532,357              -                -
            Accrued interest payable             90,603           90,603              -                -


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 12. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of operations, and cash flows of Buckhead Community Bancorp, Inc. as of and for the years ended December 31, 1998 and 1997:

                            CONDENSED BALANCE SHEETS

                                             1998              1997
                                        -------------     -------------
         ASSETS

           Cash                         $      78,384     $      61,928
           Investment in subsidiary         7,210,212                 -
           Premises and equipment                   -           336,638
           Other assets                             -           210,908
                                        -------------     -------------

             Total assets               $   7,288,596     $     609,474
                                        =============     =============
         STOCKHOLDERS' EQUITY           $   7,288,596     $     609,474
                                        =============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 12. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                              1998              1997
                                                          -------------    --------------
         INCOME
            Interest                                      $     30,981     $      6,413
                                                          -------------    --------------

         EXPENSES

            Salaries and employee benefits                           -           76,050
            Equipment and occupancy expenses                         -           24,711
            Write-off of organization costs                     33,062                -
            Other operating expenses                            24,132           28,327
                                                          -------------     -------------

               Total expenses                                   57,194          129,088
                                                          -------------     -------------

             LOSS BEFORE EQUITY IN LOSS OF SUBSIDIARY          (26,213)        (122,675)

         EQUITY IN LOSS OF SUBSIDIARY                         (662,359)               -
                                                          -------------     -------------

             NET LOSS                                     $   (688,572)     $   (122,675)
                                                          =============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 12. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                             1998               1997
                                                                        -------------      -------------
         OPERATING ACTIVITIES
           Net loss                                                     $   (688,572)      $   (122,675)
           Adjustments to reconcile net  loss to net
           cash provided by (used in) operating activities:
             Write-off of organization costs                                  33,062                 -
             Loss of subsidiary                                              662,359                 -
             Other operating activities                                      288,724            (18,356)
                                                                        -------------      -------------

            Net cash provided by (used in) operating activities              295,573           (141,031)
                                                                        -------------      -------------
         INVESTING ACTIVITIES
           (Purchase of) reimbursement for premises and equipment            336,638           (336,638)
           Decrease in interest-bearing deposits in banks                          -            255,000
           Investment in subsidiary                                       (8,000,000)                 -
           Increase in organization costs                                     (5,505)           (78,979)
                                                                        -------------      -------------

                    Net cash used in investing activities                  7,668,867)          (160,617)
                                                                        -------------      -------------

         FINANCING ACTIVITIES
           Net proceeds from sale of common stock                          7,389,750            350,000
                                                                        -------------      -------------

                    Net cash provided by financing activities              7,389,750            350,000
                                                                        -------------      -------------

         Net increase in cash                                                 16,456             48,352

         Cash at beginning of year                                            61,928             13,576
                                                                        -------------      -------------

         Cash at end of year                                            $     78,384       $     61,928
                                                                        =============      =============


                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BUCKHEAD COMMUNITY BANCORP, INC.
                                   (Registrant)

                                   By:  /s/ Marvin Cosgray
                                        -------------------------------------
                                        Marvin Cosgray
                                        President and Chief Executive Officer

Date:  March 31, 1999

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                       TITLE                             DATE
          ---------                                       -----                             ----
/s/ Marvin Cosgray
------------------------------            President, Chief Executive Officer and        March 31, 1999
Marvin Cosgray                            Director (Principal Executive Officer)

/s/ Timothy D. Foreman
------------------------------            Chief Financial Officer and Treasurer         March 31, 1999
Timothy D. Foreman                        (Principal Financial and Accounting Officer)

/s/ Hugh C. Aldredge                      Director                                      March 31, 1999
------------------------------
Hugh C. Aldredge

/s/ J. Rex Fuqua                          Director                                      March 31, 1999
------------------------------
J. Rex Fuqua

/s/ Julian LeCraw, Sr.                    Director                                      March 31, 1999
------------------------------
Julian LeCraw, Sr.

/s/ R. Charles Loudermilk, Sr.            Director                                      March 31, 1999
------------------------------
R. Charles Loudermilk, Sr.

/s/ Larry P. Martindale                   Director                                      March 31, 1999
------------------------------
Larry P. Martindale

/s/ William T. Towles                     Director                                      March 31, 1999
------------------------------
William T. Towles

                                  EXHIBIT INDEX

 3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-37405) filed on October 8, 1997).

 3.3       Bylaws of the  Registrant (incorporated by reference to Exhibit
           3.2 to the Company's Registration Statement on Form S-1 (File No. 333-37405) filed on October 8, 1997).

 4.1 Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-37405) filed on October 8, 1997).

10.1 Employment Agreement, effective as of October 1, 1997, between the Registrant and Marvin Cosgray (incorporated by reference to Exhibit
           10.1 to the Company's Registration Statement on Form S-1 (File No. 333-37405) filed on October 8, 1997).

10.2 Form of Escrow Agreement between SunTrust Bank, Atlanta and the Registrant (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-37405) filed on October 8, 1997).

10.3       Office Lease, dated August 7, 1997, between Longpoint Investors,
           Ltd. and the Registrant (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-37405) filed on October 8, 1997).

21.1       Subsidiaries of the Registrant

27.1       Financial Data Schedule (for SEC use only)

99.1       Safe Harbor Compliance Statement for Forward-Looking Statements