Form 10-Q
period 2007-09-30
BUCKHEAD COMMUNITY BANCORP INC
filed 2007-12-03
CIK 1026304

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-144138

BUCKHEAD COMMUNITY BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2265980
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

415 East Paces Ferry Road

Atlanta, Georgia 30305

(Address of principal executive offices)

(404) 504-2548

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 30, 2007: Common Stock, $0.01 par value, 4,575,166 shares outstanding.

BUCKHEAD COMMUNITY BANCORP, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30 2007	December 31 2006	September 30 2006
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and due from banks	$6,137	$7,869	$6,796
Interest-bearing deposits in other banks	341	387	437
Federal funds sold	32,050	40,585	47,927
Investment Securities:
Securities available for sale, at fair value	100,805	97,794	98,600
Restricted equity securities, at cost	1,419	1,247	1,405

Total investment securities	102,224	99,041	100,005

Loans held for sale	4,332	3,574	1,971
Loans, net of unearned income	455,553	378,326	360,122
Allowance for loan losses	(5,299)	(4,518)	(4,749)

Net loans	450,254	373,808	355,373

Bank premises and equipment	6,539	6,272	6,037
Accrued interest receivable	3,670	3,235	2,918
Other real estate owned	7,937	1,703	1,875
Other assets	3,689	4,752	2,745

Total assets	$617,173	$541,226	$526,084

LIABILITIES
Noninterest-bearing demand deposits	$34,506	$34,639	$32,713
Interest-bearing deposits	507,874	437,450	430,951

Total deposits	542,380	472,089	463,664

Other Borrowings	11,585	10,035	8,345
Junior Subordinated Debt	15,465	15,465	15,465
Accrued interest payable	3,093	2,349	2,616
Accrued expenses and other liabilities	909	1,497	1,318

Total liabilities	573,432	501,435	491,408

SHAREHOLDERS’ EQUITY
Special stock, par value $0.01; 1,000,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01; 10,000,000 shares authorized; 4,575,166, 4,567,344, and 4,408,944 shares, respectively	46	46	44
Capital surplus	27,593	27,403	23,467
Retained earnings	17,042	13,257	11,973
Accumulated other comprehensive loss	(744)	(874)	(764)
Deferred compensation	(196)	(41)	(44)

Total shareholders’ equity	43,741	39,791	34,676

Total liabilities and shareholders’ equity	$617,173	$541,226	$526,084

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except share and per share data)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$10,407	$8,885	$29,829	$23,086
Securities:
Taxable	976	870	3,024	2,249
Tax-exempt	215	236	668	630
Federal funds sold and short-term investments	489	423	1,653	1,104
Dividends	57	46	66	56

Total interest income	12,144	10,460	35,240	27,125

INTEREST EXPENSE
Deposits	6,308	4,732	17,877	11,887
Short-term and other borrowings	411	387	1,190	786

Total interest expense	6,719	5,119	19,067	12,673

NET INTEREST INCOME	5,425	5,341	16,173	14,452
Provision for loan losses	400	525	1,150	1,525

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,025	4,816	15,023	12,927

NONINTEREST INCOME
Gain on sale of loans held for sale	349	263	869	1,026
Gain on sale of securities available for sale	-	35	-	37
Other noninterest income	120	171	417	368

Total noninterest income	469	469	1,286	1,431

NONINTEREST EXPENSE
Salaries and employee benefits	2,215	1,768	6,402	5,029
Occupancy expenses	492	397	1,331	1,089
Advertising and marketing	194	251	467	473
Legal and other professional services	165	37	410	284
Other operating expenses	813	457	1,923	1,346

Total noninterest expense	3,879	2,910	10,533	8,221

INCOME BEFORE INCOME TAXES	1,615	2,375	5,776	6,137
Provision for income taxes	550	842	1,991	2,159

NET INCOME	$1,065	$1,533	$3,785	$3,978

EARNINGS PER SHARE
Basic	$0.23	$0.35	$0.83	$0.97
Diluted	$0.23	$0.33	$0.82	$0.93

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	4,575,166	4,408,944	4,572,306	4,119,452
Diluted	4,625,224	4,581,169	4,622,364	4,291,677

CASH DIVIDENDS PER SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net income	$1,065	$1,533	$3,785	$3,978

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period on securities available for sale, net of tax (benefits) of $777 and $707, $67 and $127, respectively	1,508	1,372	130	246

Reclassification adjustment for (gains) losses realized in net income, net of tax (benefits) of $0 and $12, $0 and $13, respectively	-	(23)	-	(24)

Other comprehensive income (loss)	1,508	1,349	130	222

Comprehensive income	$2,573	$2,882	$3,915	$4,200

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Total Shareholders’ Equity
	Common Stock
(dollars in thousands, except per share data)	Shares	Par Value
Balance, December 31, 2005	3,244,912	$32	$21,914	$7,995	$(986)	$-	$28,955
Net income				3,978			3,978
20% Stock split	657,482	7					7
Exercise of stock options	503,550	5	1,503				1,508
Restricted stock award	3,000		50			(50)	-
Stock-based compensation						6	6
Other comprehensive income (loss)					222		222

Balance, September 30, 2006 (unaudited)	4,408,944	$44	$23,467	$11,973	$(764)	$(44)	$34,676

Balance, December 31, 2006	4,567,344	$46	$27,403	$13,257	$(874)	$(41)	39,791
Net income				3,785			3,785
Stock-based compensation			4			31	35
Restricted stock award	7,822		186			(186)	-
Other comprehensive income (loss)					130		130

Balance, September 30, 2007 (unaudited)	4,575,166	$46	$27,593	$17,042	$(744)	$(196)	$43,741

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(dollars in thousands)	2007	2006
OPERATING ACTIVITIES	(unaudited)
Net income	$3,785	$3,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	460	424
Provision for loan losses	1,150	1,525
Provision for foreclosed property losses	241	-
Net (gains) losses on sales of securities	-	(37)
Gains on sales of loans	(869)	(1,026)
Stock-based compensation	35	6
(Increase) decrease in loans held for sale	111	3,664
(Increase) decrease in interest receivable	(435)	(749)
Increase (decrease) in interest payable	744	1,517
Net other operating activities	(443)	715

Net cash provided by operating activities	4,779	10,017

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	46	(99)
Purchases of securities available for sale	(6,640)	(45,090)
Proceeds from sales of securities available for sale	-	8,832
Proceeds from calls and maturities of securities available for sale	3,874	2,631
Net (purchases) sales of restricted equity securities	(172)	(253)
Net decrease (increase) in federal funds sold	8,535	(1,883)
Net increase in loans	(85,070)	(98,968)
Proceeds from sale of other real estate	1,849	-
Purchases of premises and equipment	(774)	(682)

Net cash (used in) investing activities	(78,352)	(135,512)

FINANCING ACTIVITIES
Net increase in deposits	70,291	115,405
Net proceeds from other borrowings	1,550	756
Proceeds from junior subordinated debt	-	10,000
Tax benefit from exercise of stock options	-	1,516

Net cash provided by financing activities	71,841	127,677

(Decrease)/increase) in cash and due from banks	(1,732)	2,182
Cash and due from banks at beginning of period	7,869	4,614

Cash and due from banks at end of period	$6,137	$6,796

Supplemental Disclosures:
Cash paid during the period for:
Interest	$18,323	$11,156
Income taxes	$1,330	$1,399

Noncash investing activities:
Transfer of loans to other real estate owned	$7,474	$1,875

The accompanying notes are an integral part of these financial statements.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Polices and Recent Accounting Pronouncements

The accompanying unaudited consolidated financial statements of Buckhead Community Bancorp, Inc. (“Buckhead” or “the Company”) and its subsidiary, The Buckhead Community Bank (“the Bank”) have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which clarifies how companies should use fair value measurements in accordance with US GAAP for recognition and disclosure. SFAS No. 157 establishes a common definition of fair value and a framework for measuring fair value under US GAAP, along with expanding disclosures about fair value measurements to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards. SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques. SFAS No. 157 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt this standard beginning January 1, 2008. The financial statement impact of this adoption is being evaluated; however, it is not expected to be material to the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply SFAS No. 157, Fair Value Measurements. The Company expects to adopt this standard beginning January 1, 2008. The financial statement impact of this adoption is being evaluated; however, it is not expected to be material to the Company’s financial position or results of operations.

The Company adopted Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 had no effect on the Company’s financial statements.

For further information regarding accounting policies and recently issued accounting pronouncements, refer to the consolidated financial statements and footnotes for the fiscal year ended December 31, 2006, included as part of the Registration Statement on Form S-4 filed by the Company on October 5, 2007.

Note 2 – Earnings Per Share (“EPS”)

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)(Unaudited)	2007	2006	2007	2006
Diluted
Net income available to common shareholders	$1,065	$1,533	$3,785	$3,978

Average basic common shares	4,575	4,409	4,572	4,119
Effect of dilutive securities:
Stock options	50	172	50	173

Average diluted common shares	4,625	4,581	4,622	4,292

Earnings per average common share - diluted	$0.23	$0.33	$0.82	$0.93

Basic
Net income available to common shareholders	1,065	1,533	3,785	3,978

Average basic common shares	4,575	4,409	4,572	4,119

Earnings per average common share - basic	$0.23	$0.35	$0.83	$0.97

Note 3 – Stock Based Compensation

The Company has a stock incentive plan under which we may grant options to our employees, directors and other key persons to purchase shares of common stock. Options are granted at prices equal to the fair market value of the shares at the date of grant and are exercisable as determined by the plan’s administrative committee. The options expire ten years from the date of grant. The general terms of the plan also include a vesting period which is usually four years for options granted since January of 2007. Options granted prior to that date generally vested immediately. Through September 30, 2007, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share Based Payment” (“SFAS No. 123(R)”) utilizing the modified prospective method of accounting. Grant date fair value is measured on the date of grant using an option pricing model with market assumptions. The grant date fair value is amortized into expense on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed could materially affect our fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of our stock options.

Stock Options

The following is a summary of the Company’s weighted average assumptions used to estimate the weighted average per share fair value of options granted during the three and nine months ended September 30, 2007 and 2006, on the date of grant using the Black- Scholes option pricing model. No stock options were granted during the three months ended September 30, 2007 or during 2006.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Thousands)(Unaudited)	2007	2006	2007	2006
Expected volatility	N/A	N/A	18%	N/A
Expected dividend yield	N/A	N/A	2%	N/A
Expected life (in years)	N/A	N/A	6.5	N/A
Risk-free rate	N/A	N/A	4.6%	N/A
Annual forfeiture rate	N/A	N/A	3%	N/A
Weighted average fair value of options	N/A	N/A	$5.04	N/A

The Company expensed approximately $4,000 in the first three quarters of 2007 and $0 in the first three quarters of 2006, respectively, related to stock options. The total compensation cost related to nonvested awards not yet recognized was $14,000 as of September 30, 2007 and the weighted average period over which it is to be recognized is 2 years.

The following table presents a summary of stock option activity:

	Nine months ended September 30, 2007
(Dollars in thousands)(Unaudited)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)

Options outstanding, January 1, 2007	65,197	$5.95
Granted	3,779	22.50
Exercised	-	-

Options outstanding, September 30, 2007	68,976	$6.86	5.6

Exercisable, September 30, 2007	65,197	$5.95	5.4

	Nine months ended September 30, 2006
(Dollars in thousands)(Unaudited)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)

Options outstanding, January 1, 2006	735,697	$3.22
Granted	-	-
Exercised	(512,100)	2.96

Options outstanding, September 30, 2006	223,597	$3.83	3.8

At the Company’s annual shareholders’ meeting, the stock option plan was replenished with an additional 800,000 shares. All 800,000 are available for future stock option grants to employees and directors under the existing plan at September 30, 2007. At September 30, 2007, the aggregate intrinsic value of options outstanding was $1,245,888 and the aggregate intrinsic value of options exercisable was $1,236,440.

Restricted Stock

On April 1, 2006, the Company’s President and Chief Executive Officer was awarded 3,000 shares of restricted common stock, with an aggregate fair market value of $16.67 per share. The restricted stock will vest in four equal increments on April 1, 2007, 2008, 2009, and 2010. The total expense associated with this grant of approximately $49,000 will be recognized over the four year period on a straight-line basis.

On March 27, 2007 and April 25, 2007, employees were awarded 3,822 and 4,000 shares of restricted common stock, respectively, with an aggregate per share fair market values of $22.50 and $25.00, respectively. The restricted stock will vest annually in four equal increments, beginning on the first anniversary of its grant date. The total expense associated with this grant of approximately $186,000 will be recognized over the vesting period on a straight-line basis. For the nine months ended September 30, 2007 and 2006, respectively, approximately $31,000 and $6,000 was charged as compensation cost against income related to this grant. The unamortized balance of the fair value of the restricted stock grant has been recorded as deferred compensation in the equity section of the consolidated balance sheets.

The following tables present restricted stock activity:

(Dollars in thousands)(Unaudited)	Shares	Weighted-Average Grant Date Fair Value

Outstanding, January 1, 2007	3,000	$16.67
Granted	7,822	23.78
Vested	(750)	16.67

Outstanding, September 30, 2007	10,072	$22.19

(Dollars in thousands)(Unaudited)	Shares	Weighted-Average Grant Date Fair Value

Outstanding, January 1, 2006	-	$-
Granted	3,000	16.67
Vested	-	-

Outstanding, September 30, 2006	3,000	$16.67

Note 4 – Acquisitions

On December 4, 2007, Allied Bancshares, Inc. and its subsidiary, First National Bank of Forsyth County, is scheduled to merge with and into the Company for a total purchase price of approximately $54.5 million. The merger enhances our geographic position in counties with high growth potential. Under the terms of the agreement, Allied’s shareholders will elect to receive either 1.2 shares of the Company’s common stock for each share of common stock they own or $30.00 per share in cash for each Allied share. The maximum amount of cash consideration to be paid is $13.4 million. The merger will be accounted for as a purchase as prescribed by SFAS No. 141, “Business Combinations,” and the results of operations of Allied will be included in our consolidated financial results beginning December 4, 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and the Bank, during the period included in the accompanying consolidated financial statements. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Throughout this Item, the terms “we,” “us” and “our” refer to the Company and the Bank together on a consolidated basis.

The Company is a corporation which was organized under the laws of the state of Georgia to be a holding company for the Bank. Like most community bank holding companies, the Company derives substantially all of its income from the earnings of its subsidiary Bank. The Bank is a bank chartered under the laws of the State of Georgia that opened for business on February 16, 1998. The Bank is a full service commercial bank located in Atlanta, Georgia, with a primary service area consisting of the community of Atlanta and the surrounding areas within Fulton and Cobb Counties. The principal business of the Bank is to accept deposits from the public and to make loans and other investments.

Forward Looking Statements

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of Buckhead Community Bancorp, Inc. are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts. When we use words like “anticipate,” “believe,” “intend,” “expect,” “estimate,” “could,” “should,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting judgments and assumptions to be our critical accounting estimates. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

Allowance for Loan Losses

We believe the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and assumptions used in preparation of our consolidated financial statements. Because the allowance for loan losses is replenished through a provision for loan losses that is charged against earnings, our subjective determinations regarding the allowance affect our earnings directly. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

We use several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data, and borrowers’ operating factors such as cash flows, operating income or loss, etc.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management’s periodic evaluation of the adequacy of the allowance also considers impaired loans and takes into consideration our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future our regulators or the economic environment will not require further increases in the allowance.

Income taxes

The determination of our overall income tax provision is complex and requires careful analysis. As part of the overall business strategy, we may enter into business transactions that require management to consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management continually monitors tax developments as they affect our overall tax position. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Balance Sheet Review

At September 30, 2007, we had total assets of $617.2 million as compared to $526.1 million as of September 30, 2006. For the same periods, total liabilities increased to $573.4 million from $491.4 million, respectively. During this time frame, we have continued to accomplish above average loan and deposit growth. Shareholder’s equity totaled $43.7 million at September 30, 2007, an increase of $9.1 million, or 26.1% when compared to September 30, 2006. The increase was primarily driven by net income and capital infusions.

Investment Portfolio

The fair value of the investment securities portfolio outstanding as of September 30, 2007 and 2006 was $100.8 million and $98.6 million, respectively. After a period of steady increases to accommodate collateral requirements for public funds, we slowed the growth of the investment portfolio while we determined the proper size for the investment portfolio considering the Bank’s asset size.

	September 30, 2007		December 31, 2006		September 30, 2006
(Dollars in thousands) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury government sponsored securities, agencies and corporations	$61,268	$60,785	$58,112	$57,054	$57,893	$57,031
Trust Preferred Securities	1,450	1,457	1,450	1,450	1,450	1,450
Corporate bonds	250	252	250	250	250	250
State and municipal securities	23,914	23,692	23,891	24,087	24,066	24,272
Mortgage-backed securities	15,021	14,619	15,417	14,953	16,099	15,597

Total securities available for sale	$101,903	$100,805	$99,120	$97,794	$99,758	$98,600

The carrying value of investment securities at September 30, 2007, by contractual maturity, is shown below. All of our securities are classified as “available-for-sale”, which means that we carry them at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity until realized. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Maturity Distribution and Weighted Average Yield on Investments

			After One Year		After 5 Years
	One Year or Less		Through 5 Years		Through 10 Years		After 10 Years		Totals
(Dollars in Thousands) (Unaudited)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Carrying value:

September 30, 2007
U.S. Government sponsored securities, agencies and corporations	$4,676	4.72%	6,949	5.05%	29,029	5.32%	20,131	5.62%	60,785	5.34%
Trust preferred securities	-	-	-	-	-	-	1,457	8.25%	1,457	8.25%
Corporate bonds	-	-	-	-	-	-	252	8.25%	252	8.25%
State and municipal securities[1]	-	-	170	4.94%	3,596	4.66%	19,926	5.55%	23,692	5.41%
Mortgage-backed securities	-	-	3,152	4.05%	1,251	4.18%	10,216	4.75%	14,619	4.55%

Total securities	$4,676		10,271		33,876		51,982		100,805

1 Yields are on a tax-equivalent basis

Loan Portfolio

Our intent is to derive a substantial percentage of our earnings from loans. The following table presents various categories of loans contained in the loan portfolio of the Bank as of September 30, 2007, December 31, 2006, and September 30, 2006:

	September 30		December 31		September 30
	2007		2006		2006
(Dollars in Thousands)(Unaudited)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Breakdown of loan receivables:

Commercial	$67,648	14.82%	$69,931	18.45%	$71,818	19.90%
Real estate - mortgage	105,829	23.19%	92,001	24.27%	92,542	25.64%
Real estate - construction	279,027	61.14%	209,604	55.30%	187,428	51.93%
Consumer	3,901	0.85%	7,519	1.98%	9,155	2.54%

Total loans	$456,405	100.00%	$379,055	100.00%	$360,943	100.00%

Less: Allowance for loan losses	5,299		4,518		4,749
Less: Unearned Loan Fees	852		729		821

Net loans	$450,254		$373,808		$355,373

Ratio of the allowance for loan losses to total loans	1.16%		1.19%		1.32%

The major components of the loan portfolio at September 30, 2007 were real estate construction and mortgage and represented 84.3% of the loan portfolio. In the context of this discussion, we define a “real estate mortgage loan” and a “real estate construction loan” as any loan, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we target our loan-to-value ratio to be consistent with the supervisory loan to value limit guidelines provided by the banking regulators. In order to reduce collateral risk, we attempt to maintain a relatively diversified portfolio.

Maturities and sensitivity of loans to changes in interest rates

The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following table summarizes major classifications of portfolio loans by maturities as of September 30, 2007:

(Dollars in thousands)(Unaudited)	One Year or Less	After One, but within Five Years	After Five Years	Total
Commercial	$55,163	$7,958	$4,527	$67,648
Real estate – mortgage	78,338	25,972	1,519	105,829
Real estate – construction	266,498	8,879	3,650	279,027
Consumer	3,303	588	10	3,901

Total	$403,302	$43,397	$9,706	$456,405

The following table represents the rate structure for loans as of September 30, 2007:

(Dollars in thousands)(Unaudited)	Variable Rate	Fixed Rate
Commercial	$50,895	$16,753
Real estate – mortgage	67,529	38,300
Real estate – construction	240,737	38,290
Consumer	1,991	1,910

Total	$361,152	$95,253

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of the credit portfolio and the timely identification of potential credit problems. Additions to the allowance for loan losses are made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. Our actual losses will undoubtedly vary from our estimates to some degree, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

As of September 30, 2007 the allowance for loan losses was $5.3 million or 1.16% of outstanding loans, as compared to $4.7 million or 1.32% at September 30, 2006. The Company’s current economic environment is turbulent, and the real estate values of our loan collateral are rapidly shifting. We continually monitor the adequacy of our allowance and we have employed independent external loan review consultants to complement management’s evaluation of the allowance. The Company is committed to following generally accepted accounting principles, including the December 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses, as it determines the level of the allowance. As of September 30, 2007, management believes the allowance for loan losses is adequate.

Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, we use a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on management’s perceived inherent loss for the loan type. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

The following table shows an analysis of allowance for loan loss, including charge-off activity, for the periods ended September 30, 2007 and 2006.

Summary of Loan Loss Experience

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Thousands)(Unaudited)	2007	2006	2007	2006
Balance at beginning of period	$5,250	$4,276	$4,518	$3,293
Loans charged off:
Commercial	-	52	-	69
Real estate - mortgage	-	-	-	-
Real estate - construction	371	-	396	-
Consumer	4	-	25	-

Total loans charged off	375	52	421	69

Recoveries of losses previously charged off:

Commercial	20	-	48	-
Real estate - mortgage	-	-	-	-
Real estate - construction	-	-	-	-
Consumer	4	-	4	-

Total recoveries	24	-	52	-

Net loans charged off	351	52	369	69

Provision for loan losses	400	525	1,150	1,525

Allowance for loan losses at end of period	$5,299	$4,749	$5,299	$4,749

Net loans charged off, as a percent of average loans outstanding (annualized)	0.32%	0.06%	0.12%	0.03%

The following tables show the allocation of the allowance and the percentage of the allowance allocated to each category of total loans:

	September 30		December 31		September 30
	2007		2006		2006
(Dollars in thousands)(Unaudited)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$888	16.76%	$682	15.10%	$1,237	26.05%
Real estate - mortgage	1,679	31.69%	951	21.05%	1,122	23.63%
Real estate - construction	2,656	50.12%	2,808	62.15%	2,274	47.88%
Consumer	76	1.43%	77	1.70%	116	2.44%

Total	$5,299	100.00%	$4,518	100.00%	$4,749	100.00%

Non-performing Assets

It is our policy to classify loans as non-accrual generally when they are past due in principal or interest payments for more than 90 days or if it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 days past due loans when such loans are secured by real estate or negotiable collateral and in the process of collection. Generally, payments received on non-accrual loans are applied directly to principal. We have adopted the principles of Financial Accounting Standards Board (FASB) SFAS No. 114 and No. 118 relating to accounting for impaired loans and as of September 30, 2007, our impaired loans totaled $11.7 million and had associated reserves of $1.6 million.

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due totaled $17.5 million at September 30, 2007 compared to $4.6 million at September 30, 2006. Non-accrual loans were $8.7 million at September 30, 2007, an increase of $6.6 million from non-accrual loans of $2.1 million at September 30, 2006. The Buckhead Community Bank had loans ninety days past due and still accruing at September 30, 2007 of $0.9 million as compared to $0.7 million for the same period in 2006. Net other real estate owned totaled $7.9 million as of September 30, 2007, compared to $1.9 million at September 30, 2006.

The current credit deterioration has been driven by a real estate slowdown beginning in late 2004, which has had a greater impact on community banks in the Company’s trade area than previous downturns in the economic cycle. In anticipation of the current market conditions, management began following new regulatory guidance on provision for loan losses and accounting for impaired loans.

At September 30, 2007, The Buckhead Community Bank had non-performing loans, defined as non-accrual and accruing loans past due more than 90 days, of $9.6 million or 2.10% of total loans. Non-performing loans for September 30, 2006 were $2.7 million or 0.76% of total loans. Interest that would have been recorded on non-accrual loans had they performed in accordance with their original terms, amounted to approximately $81 thousand and $82 thousand for the three months ended September 30, 2007 and 2006 respectively and approximately $358 thousand and $164 thousand for the nine months ended September 30, 2007 and 2006, respectively.

A summary of nonperforming assets as of September 30, 2007, December 31, 2006 and September 30, 2006 is presented below:

Non-performing Assets

	September 30	December 31	September 30
(Dollars in Thousands)(Unaudited)	2007	2006	2006
Non-accrual loans	$8,706	$3,617	$2,062
Loans 90 days or more past due and still accruing	879	2,977	677

Total non-performing loans	9,585	6,594	2,739
All other real estate owned, net	7,937	1,703	1,875
All other repossessed assets	-	16	-

Total non-performing assets	$17,522	$8,313	$4,614

As a percent of total loans at end of period:
Non-accrual loans	1.91%	0.95%	0.57%
Loans 90 days or more past due and still accruing	0.19%	0.78%	0.19%
Total non-performing assets	3.85%	2.19%	1.28%

The increase to our non-accrual loans in the first nine months of 2007 is the net result of the following changes:

Nonaccrual Loans

September 30
(Dollars in Thousands) (Unaudited)	2007
Balance at December 31, 2006	$3,617
Loans reclassified to non-accrual status in 2007	10,723
Payments received on non-accrual loans during 2007	(4,866)
Non-accrual loans charged-off during 2007	(370)
Non-accrual loans reclassified to other real estate	(398)
Non-accrual loans reclassified to accrual status in 2007	-

Balance at September 30, 2007	$8,706

Additions to loans on nonaccrual status consisted of 13 real estate secured loans totaling $10.7 million. At September 30, 2007, non-accrual loans consisted of six loans for construction of 1-4 family residential housing, four commercial and industrial loans, three SBA real estate loans, and one nonresidential real estate loan totaling approximately $3.7 million, $0.8 million, $2.4 million and $1.8 million, respectively.

At September 30, 2007, Company’s Other Real Estate Owned (“OREO”) consists of 11 properties totaling $7.9 million.

The increase in OREO during the first nine months of 2007 was the result of the foreclosure of eight residential properties and one commercial property of approximately $6.0 million and $343 thousand, respectively.

At September 30, 2007, the Company’s OREO consisted of the following:

Other Real Estate

September 30
(Dollars in Thousands)(Unaudited)	2007
Construction and land development	$5,243
1-4 family residential properties	1,410
Rental residential properties	-
Commercial properties	1,284
Lots	-

Total other real estate owned	$7,937

Our OREO procedures currently allocate disposition value, the valuation used to place the property into OREO, based upon the most recent appraisal of the property that we have at the time. Any difference between the disposition value and the loan balance is recommended for charge off. Once the property is in OREO, the property is listed with a realtor to begin sales efforts.

Management continually monitors the loan portfolio to ensure that all loans potentially having a material adverse impact on future operating results, liquidity or capital resources have been classified as non-performing. Should economic conditions deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.

It is our general policy to stop accruing interest income and place the recognition of interest on a cash basis when a loan is placed on non-accrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on non-accrual status when it is over 90 days past due and there is reasonable doubt that all principal will be collected.

In addition to loans formally classified as non-accrual or non-performing, management maintains a watch list of loans which may eventually become so classified. Individual loan officers are responsible for assessing business and credit risk for each loan in their respective portfolios. The loan watch lists exists as a vehicle measuring and monitoring identified assets with heightened risk characteristics. Heightened risk characteristics would include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. Management meets monthly to re-assess the ongoing status of credits on the watch list. As of the September, 2007 meeting, there were loans totaling $5.2 million on the watch list and $8.7 million on nonaccrual status.

Deposits

Core deposits, which exclude time deposits of $100,000 or more, CDARs deposits, and brokered time deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Core deposits were approximately $210.1 million at September 30, 2007 compared to $200.4 million at September 30, 2006. Although we view CDARs as core customers, by banking regulations CDARs balances are not considered to be core deposits. CDARs balances were $69.0 million at September 30, 2007 compared to $43.5 million at September 30, 2006. CDARs balances were $56.9 million as of December 31, 2006.

The maturity distribution of time deposits of $100,000 or more as of September 30, 2007 was as follows:

(Dollars in thousands)(Unaudited)
Three months or less	$88,027
Over three through six months	53,119
Over six through twelve months	109,767
Over twelve months	37,038

Total	$287,951

Borrowed Funds

We have access to various short-term borrowings, including the purchase of federal funds and borrowing arrangements from the FHLB and other financial institutions. There were no FHLB borrowings as of September 30, 2007 and December 31, 2006. FHLB borrowings totaled $1.5 million at September 30, 2006. There have been no FHLB borrowings from December 31, 2006 through September 30, 2007.

The Company had no federal funds purchased as of September 30, 2007 and 2006 nor at December 31, 2006.

Junior Subordinated Debt

Buckhead Community Bancorp Statutory Trust I

In August, 2004 we formed a wholly-owned grantor trust to issue cumulative trust preferred securities. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Company. The junior subordinated debentures can be redeemed prior to maturity at the option of the Company on or after August 11, 2009. The sole assets of the guarantor trust are the junior subordinated deferrable interest debentures of the Company (the “first series of debentures”) held by the grantor trust. The first series of debentures have the same interest rate (three month LIBOR plus 2.90%, floating) as the trust preferred securities. We have the right to defer interest payments on the first series of debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related first series of debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.

Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Company to the extent of funds held by the grantor trust (the “Preferred Securities Guarantee I”). The Preferred Securities Guarantee I, when taken together with the Company’s other obligations under the first series of debentures, constitute a full and unconditional guarantee, on a subordinated basis, by the Company of payments due on the trust preferred securities.

The trust preferred securities and the related first series of debentures were issued on August 11, 2004. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2004. Interest on the first series of debentures is paid on the corresponding dates. The aggregate principal amount of the first series of debentures outstanding at September 30, 2007 and December 31, 2006 was $5,155,000. Certain issue costs have been deferred and recorded in other assets in the accompanying consolidated balance sheets. The issue costs are being amortized over the life of the first series of debentures, and the outstanding balance of the unamortized issue costs at September 30, 2007 and December 31, 2006 was approximately $89,000 and $94,000 respectively.

Buckhead Community Bancorp Statutory Trust II

In May 2006, we formed a second wholly-owned grantor trust to issue cumulative trust preferred securities. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Company. The junior subordinated debentures can be redeemed prior to maturity at the option of the Company on or after July 7, 2011. The sole assets of the guarantor trust are the junior subordinated deferrable interest debentures of the Company (the “second series of debentures”) held by the grantor trust. The second series of debentures have the same interest rate (LIBOR plus 1.55%, floating) as these trust preferred securities. We have the right to defer interest payments on the second series of debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related second series of debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.

Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Company to the extent of funds held by the grantor trust (the “Preferred Securities Guarantee II”). The Preferred Securities Guarantee II, when taken together with our other obligations under the second series of debentures, constitutes a full and unconditional guarantee, on a subordinated basis, by the Company of payments due on the trust preferred securities.

The trust preferred securities and the related second series of debentures were issued on May 24, 2006. Distributions on the trust preferred securities are paid quarterly on April 7, July 7, October 7 and January 7 of each year, beginning July 7, 2006. Interest on the second series of debentures is paid on the corresponding dates. The aggregate principal amount of the second series of debentures outstanding at September 30, 2007 and December 31, 2006 was $10,310,000. There were no issue costs associated with the issuance of the second series of debentures.

Income Statement Review

We reported net income of $1.1 million for the three months ended September 30, 2007, a decrease of $466 thousand, or 30.4%, compared to the same period of the prior year. Basic and diluted earnings per share amounted to $0.23, compared to $0.35 basic and $0.33 diluted earnings per share for the three months ended September 30, 2006. Net income for the first nine months of 2007 was $3.8 million, a decrease of $193 thousand, or 4.9%, compared to the same period of the prior year. Basic and diluted earnings per share totaled $0.83 and $0.82 for the nine months ended September 30, 2007, compared to basic and diluted earnings per share of $0.97 and $0.93 for the same period of the prior year.

Net Interest Income/Margin

Net interest income for the three months ended September 30, 2007 was $5.4 million, an increase of $84 thousand or 1.6% over the same period of 2006. The slight increase in net interest income was primarily driven by loan growth.

Average loans for the third quarter of 2007 were $441.1 million, compared to $359.8 million for the three months ended September 30, 2006. The average yield on loans decreased from 9.80% for the third quarter of 2006 to 9.36% for the third quarter of 2007. Interest reversals related to nonperforming loans contributed to the decline. For the three months ended September 30, 2007, average securities available for sale were $102.9 million compared to $96.6 million for the same period of 2006.

The average cost of funds increased 40 basis points to 5.11% for the three months ended September 30, 2007 compared to the same period in 2006, primarily due to increases in volume and the interest rates paid on certificates of deposits. Average time deposits for the third quarter of 2007 were $397.9 million, compared to $310.6 million for the three months ended September 30, 2006, an increase of 28%. The average rate paid on time deposits increased from 4.97% for the third quarter of 2006 to 5.45% for the third quarter of 2007. While the Federal Reserve reduced its discount rate during the third quarter of 2007, average rates paid on these deposits typically lag these rate reductions due to the longer term of the accounts.

The banking industry uses two ratios to measure relative profitability of net interest income. The net interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the impact of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percent of average total interest-earning assets and takes into account the positive impact of investing non interest-bearing deposits.

For the three months ended September 30, 2007 and 2006, the net interest spread was 3.18% and 3.80%, respectively, while the net interest margin was 3.70% and 4.34%, respectively. A number of factors contributed to the net interest spread and net interest margin compression from a year ago. Competition for deposits, particularly time deposits, increased. Additionally, the higher level of nonperforming assets lowered loan yields.

Net interest income for the nine months ended September 30, 2007 was $16.2 million, an increase of $1.7 million or 11.9% over the third quarter of 2006. The increase in net interest income was primarily driven by loan growth.

Average loans for the first nine months of 2007 were $419.4 million, compared to $325.2 million for the nine months ended September 30, 2006. The average yield on loans increased slightly from 9.49% for the first nine months of 2006 to 9.51% for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, average securities available for sale were $101.3 million compared to $82.6 million for the same period of 2006.

The average cost of funds increased 66 basis points to 5.07% for the nine months ended September 30, 2007 compared to the same period in 2006, primarily due to increases in volume and the interest rates paid on certificates of deposits. Average time deposits for the first nine months of 2007 were $376.1 million, compared to $271.8 million for the nine months ended September 30, 2006, an increase of 38%. The average rate paid on time deposits increased from 4.72% for the nine months ended September 30, 2006 to 5.42% for the first nine months of 2007.

For the nine months ended September 30, 2007 and 2006, the net interest spread was 3.29% and 3.87%, respectively, while the net interest margin was 3.84% and 4.41%, respectively. Our asset sensitive position (where assets reprice more immediately than deposits) resulted in margin compression. In addition, competition for deposits, particularly time deposits, increased the rates paid and the higher level of nonperforming assets lowered loan yields.

The following tables show the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the third quarter of 2007 and 2006 and for the nine months ended September 30, 2007 and 2006.

	Three Months Ended
	September 30, 2007			September 30, 2006
(Dollars in thousands)(Unaudited)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS:
Federal funds sold	$36,980	$485	5.20%	$31,077	$418	5.34%
Interest bearing deposits	362	4	3.95%	394	4	4.02%
Investment securities available for sale
Taxable	80,253	1,033	5.04%	72,862	917	4.92%
Nontaxable[1]	22,667	215	5.71%	23,689	236	6.00%
Loans	441,070	10,407	9.36%	359,813	8,885	9.80%

Total interest earning assets	581,332	12,144	8.29%	487,835	10,460	8.51%
All other assets	15,402			7,312

Total assets	$596,734			$495,147

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing demand deposits and savings	$94,576	841	3.53%	$94,925	839	3.51%
Time	397,889	5,467	5.45%	310,601	3,893	4.97%
FHLB Borrowings	-	-	-	1,500	12	3.10%
Trust preferred securities	15,465	291	7.46%	15,465	299	7.66%
Other Borrowings	13,826	120	3.44%	8,690	76	3.47%

Total interest bearing liabilities	521,756	6,719	5.11%	431,181	5,119	4.71%

Noninterest-bearing deposits	31,852			30,862
Other liabilities	4,334			3,417
Shareholders’ equity	38,792			29,687

Total liabilities and shareholders’ equity	$596,734			$495,147

Net interest spread			3.18%			3.80%
Net interest margin on average earning assets			3.70%			4.34%

Net interest income		$5,425			$5,341

1 Yield is on a tax-equivalent basis

	Nine Months Ended
	September 30, 2007			September 30, 2006
(Dollars in thousands)(Unaudited)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS:
Federal funds sold	$42,305	$1,641	5.19%	$29,833	$1,091	4.89%
Interest bearing deposits	382	12	4.32%	430	13	3.91%
Investment securities available for sale
Taxable	78,664	3,090	5.18%	60,892	2,305	4.99%
Nontaxable[1]	22,661	668	5.98%	21,722	630	5.88%
Loans	419,356	29,829	9.51%	325,202	23,086	9.49%

Total interest earning assets	563,368	35,240	8.36%	438,079	27,125	8.28%
All other assets	15,461			9,684

Total assets	$578,829			$447,763

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing demand deposits and savings	$98,556	2,629	3.57%	$93,978	2,284	3.25%
Time	376,088	15,248	5.42%	271,846	9,603	4.72%
FHLB Borrowings	-	-	-	1,500	35	3.12%
Trust preferred securities	15,465	865	7.48%	9,762	566	7.75%
Other Borrowings	12,422	325	3.50%	7,402	185	3.34%

Total interest bearing liabilities	502,531	19,067	5.07%	384,488	12,673	4.41%

Noninterest-bearing deposits	32,438			31,383
Other liabilities	4,565			2,745
Shareholders’ equity	39,295			29,147

Total liabilities and shareholders’ equity	$578,829			$447,763

Net interest spread			3.29%			3.87%
Net interest margin on average earning assets			3.84%			4.41%

Net interest income		$16,173			$14,452

1 Yield is on a tax-equivalent basis

Other Income and Other Expense

For the three months ended September 30, 2007 and 2006, total noninterest income remained flat at $469 thousand. While there was a 32.7% increase in gains on the sale of SBA loans, this was offset by no securities gains realized during the third quarter of 2007. In addition, there was a 29.8% decrease in other noninterest income compared to the third quarter of 2006. Other noninterest income was comprised primarily of service charge and fee income.

For the nine months ended September 30, 2007, total noninterest income decreased $145 thousand, or 10.1% from the same period of 2006. The decrease was primarily due to a $157 thousand, or 15.3% decline in gains on the sale of SBA loans.

Total noninterest expense increased $968 thousand, or 33.2% from the third quarter of 2006. The primary component of total noninterest expense was salary and employee benefits, which totaled $2.2 million and $1.8 million for the three months ended September 30, 2007 and 2006, respectively. The $447 thousand, or 25.3% increase in salary and employee benefits primarily resulted from additional employees hired in late 2006. We had 98 full time equivalent employees at September 30, 2007, compared to 84 full time equivalent employees at September 30, 2006. Legal and other professional services totaled $165 thousand and $37 thousand for the three months ended September 30, 2007 and 2006, respectively. The increase was primarily due to additional professional fees associated with our public registration. Other operating expenses increased $356 thousand, or 77.9% from the three months ended September 30, 2006, primarily due to an increase in FDIC premiums.

For the nine months ended September 30, 2007, total noninterest expense was $10.5 million compared to $8.2 million for the same period of 2006. The increase was primarily driven by a $1.4 million, or 27.3% increase in salaries and employee benefits. Other operating expenses increased $577 thousand, or 42.9%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, primarily due to a $241 thousand provision for OREO losses recorded in 2007 that was not recorded in 2006, as well as approximately $98 thousand in additional expenses related to carrying OREO.

Income Taxes

The provision for income taxes was $550 thousand and $842 thousand for the three months ended September 30, 2007 and 2006, respectively. Effective tax rates for the periods were 34.1% and 35.5%, respectively. For the nine months ended September 30, 2007 and 2006, provision for income taxes totaled $2.0 million and $2.2 million, respectively. This represents a 34.5% effective tax rate for the first nine months of 2007 compared to 35.2% for the nine months ended September 30, 2006.

Liquidity

We must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, we keep cash on hand, maintain account balances with our correspondent banks, and purchase and sell federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. We seek to monitor our liquidity to meet regulatory requirements and local funding requirements. We believe the current level of liquidity is adequate to meet current needs.

Our primary sources of liquidity are a stable base of deposits, scheduled repayments on loans, and interest and maturities of investments. All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. If necessary, we have the ability to sell a portion of our investment securities to manage interest sensitivity gap or liquidity. Cash and due from banks and federal funds sold may be utilized to meet liquidity needs.

At December 31, 2006, we had arrangements with a correspondent and commercial banks for short term unsecured advances up to $20.5 million. As of September 30, 2007, we had no outstanding balance under these arrangements.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and due from banks decreased $1.7 million from December 31, 2006, to a total of $6.1 million at September 30, 2007. Cash used in investing activities totaled $78.3 million for the first nine months of 2007, primarily due to increases in loans and investments. Cash provided by financing activities totaled $71.8 million for the nine months ended September 30, 2007, due to increases in deposits.

Capital Resources

In addition, we are subject to various regulatory capital requirements administered by our respective federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s respective capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of September 30, 2007, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

At September 30, 2007, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Tier 1 Leverage	Tier 1 Risk-Based	Total Risk-Based

Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%
Actual ratios at September 30, 2007
Consolidated	8.96%	10.11%	11.11%
The Buckhead Community Bank	8.47%	9.47%	10.48%

Off-Balance-Sheet Items

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The table below contains a summary of our contractual obligations as of December 31, 2006. There has been no material change to the Company’s overall exposure to these off-balance-sheet items in the first nine months of 2007.

Commitments and Contractual Obligations

(Dollars in thousands)(Unaudited)	Less than one year	1-3 years	3-5 years	Thereafter	Total
Contractual obligations
Deposits having no stated maturity	$132,289	$-	$-	$-	$132,289
Subordinated Debentures		5,155	10,310		15,465
Certificates of Deposit	283,068	21,226	35,506	-	339,800

FHLB advances and other borrowed funds	10,035				10,035

Leases	612	1,171	1,098	1,168	4,049

Total contractual obligations	$426,004	$27,552	$46,914	$1,168	$501,638

The table below contains a summary of our commitments as of September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
Commitments
Commitments to extend credit	$126,577	$100,120

Commercial standby letters of credit	6,605	1,921

Total commitments	$133,182	$102,041

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Management

The absolute level and volatility of interest rates can have a significant impact on the Company’s profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates, in order to achieve the Company’s overall financial goals. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

The Company’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. We manage our exposure to fluctuations in interest rates through policies established by the asset/liability committee of the board of directors. The asset/liability committee meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the Company’s interest rate sensitivity.

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest income. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. The Company models ramp scenarios that assume gradual increases and decreases of 300 basis points each over the next twelve months. At September 30, 2007, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 15.5% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 15.2% decrease in net interest income. At September 30, 2006, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 17.5% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 15.9% decrease in net interest income.

Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest revenue. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Company’s current portfolio that are subject to repricing at various time horizons: immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps.

The following table shows interest sensitivity gaps for these different intervals.

	Interest Sensitivity by Month As of September 30, 2007
(Dollars in thousands)(Unaudited)	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest-earning assets:
Federal funds sold	32,050	-	-	-	-	32,050
Interest Bearing Due From accounts	341	-	-	-	-	341
Investment securities available for sale	-	15,768	18,541	31,024	36,891	102,224
Loans	-	395,879	21,144	26,785	12,597	456,405

Total earning assets	32,391	411,647	39,685	57,809	49,488	591,020

Interest-bearing liabilities
Non-Interest Bearing Deposits	-	1,080	3,240	18,284	11,902	34,506
Interest bearing deposits	-	1,383	4,149	22,065	-	27,597
Savings Deposits (includes MMkt)	-	67,786	162	921	-	68,869
Time Deposits	-	108,649	246,306	56,453	-	411,408
Other Borrowings	11,585	-	-	-	-	11,585
Junior subordinated debt		-	-	15,465	-	15,465

Interest-bearing liabilities	11,585	178,898	253,857	113,188	11,902	569,430

Interest Sensitivity Gap	20,806	232,749	(214,172)	(55,379)	37,586

Cumulative interest-sensitivity gap	20,806	253,555	39,383	(15,996)	21,590

Ratio of cumulative interest-sensitivity gap to total earning assets	3.52%	42.90%	6.66%	-2.71%	3.79%

As demonstrated in the preceding table, 78.0% of interest-bearing liabilities will reprice within twelve months compared with 86.9% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. In addition, the Company may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.

Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity gap analysis. These prepayments may have significant impact on the net interest margin. Because of these limitations, an interest sensitivity gap analysis alone generally does not provide an accurate assessment of exposure to changes in interest rates.

Impact of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements. Rather, the statements have been prepared on a historical cost basis in accordance with generally accepted accounting principles in the United States.

Since most of the assets and liabilities of a financial institution are monetary in nature, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. Interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

The table below summarizes the return on average assets, return on average equity, and average equity to average assets for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Return on average assets	0.71%	1.23%	0.87%	1.19%
Return on average equity	10.89%	20.49%	12.88%	18.25%
Average equity to average assets	6.50%	6.00%	6.79%	6.51%

ITEM 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 1A.	Risk Factors

Risks Related to Our Business.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fails to manage our growth effectively.

We have grown rapidly over the past several years and intend to continue to pursue a significant growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We may not be able to further expand our market presence in existing markets or to enter new markets successfully nor can we guarantee that any such expansion would not adversely affect our results of operations. Failure to manage growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement business strategies. Also, if such growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in its market areas and our ability to manage growth. While our management believes it has the management resources and internal systems in place to manage future growth successfully, it is possible that we may not be able to grow or to sustain growth because of insufficient management resources or poor internal systems, or that future growth opportunities may be unavailable.

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth and may be unable to grow our business at all. In addition, our recent and rapid growth may distort some of its historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally predictable interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of its operating costs being fixed expenses.

We operate in a heavily regulated environment.

The banking industry is heavily regulated. We are subject, in certain respects, to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation, the Georgia Department of Banking and Finance, and the Securities and Exchange Commission. Our success depends not only on competitive factors but also on state and federal regulations affecting banks and bank holding companies. The regulations are primarily intended to protect depositors, not shareholders. The ultimate effect of any proposed changes to the regulation of the financial institution industry cannot be predicted. Regulations currently affecting us may be modified at any time, and such modification may adversely affect our business.

It is possible that we will not pay dividends to shareholders in the future.

Our principal business operations are conducted through The Buckhead Community Bank. Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid by the Bank. The ability of the Bank to pay dividends to the Company, as well as the Company’s ability to pay dividends to our shareholders, are subject to and limited by certain legal and regulatory restrictions. Further, any lenders making loans to the Company may impose financial covenants that may be more restrictive than regulatory requirements with respect to our payment of dividends. We have not paid cash dividends to our shareholders since inception, and have no plans to pay dividends in the future.

Changes in the policies of monetary authorities could adversely affect our profitability.

Our results of operations are affected by credit policies of monetary authorities particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowing and changes in reserve requirements against bank deposits. From June 30, 2004, to June 29, 2006, the Federal Reserve increased its target federal funds rate 17 times, from 1.00% to 5.25%. The Federal Reserve has subsequently decreased this rate in 2007 to 4.50%, where it currently remains. In view of changing conditions in the national economy and in the money markets, we are unable to predict possible future changes in interest rates, deposit levels or loan demand, and it is possible that any such changes, individually or in the aggregate, could have an adverse effect on our business and earnings.

Changes in interest rates could have an adverse effect on our income.

Our profitability depends to a significant extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Changes in interest rates could also adversely affect the income derived from certain of our non-interest income businesses. For example, if mortgage interest rates increase, the demand for residential mortgage loans will likely decrease, and this would have an adverse effect on our mortgage origination fee income.

Changes in the allowances for loan losses could affect our profitability.

Our management maintains an allowance for loan losses based upon, among other things, (1) historical experience, (2) an evaluation of local and national economic conditions, (3) regular reviews of delinquencies and loan portfolio quality, (4) current trends regarding the volume and severity of past due and problem loans, (5) the existence and effect of concentrations of credit and

(6) results of regulatory examinations. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the respective loan portfolios. Although we believe that the allowance for loan losses at each of their branches is adequate, such allowances may prove insufficient to cover future losses. Future adjustment may be necessary if economic conditions differ or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for loan losses would result in a material decrease in net income, and possibly capital, and could result in our inability to pay dividends, among other adverse consequences.

Competition in the banking industry is intense.

Competition in the banking and financial services industry is intense. In our primary market areas, we compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerages and investment banking firms operating locally and elsewhere. Many of these competitors are well-established, much larger financial institutions with substantially greater resources and lending limits than we have, and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to compete effectively in our market areas. While we believe that we can and do successfully compete with the other financial institutions in our primary market, we may face competitive disadvantages as a result of its smaller size and lack of geographic diversification.

As a community bank, we have different lending risks than larger banks.

We provide services to our local communities. Our ability to diversify our economic risks is limited by our local markets and economies. We lend primarily to individuals and to small to medium-sized businesses, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of its allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. Our loan loss reserves may be insufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

Our success depends upon local economic conditions.

Our success depends to a certain extent on the general economic conditions of the geographic markets served by the Bank. The local economic conditions in these areas have a significant impact on commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the Southeastern United States in general, or in or around metropolitan Atlanta in particular, could negatively impact our financial results and have a negative effect on profitability.

If the value of real estate in our core market were to decline materially, a portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

With the concentration of our loans in our primary market area, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be on favorable terms or available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. We may be unable to raise additional capital, if needed, on terms acceptable to it or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 57% of its fully diluted outstanding common stock as of November 30, 2007. As a result of their ownership, our directors and executive officers have the ability, if they vote their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

Holders of our subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures from two special purpose trusts. As of September 30, 2007, we had outstanding trust preferred securities and associated junior subordinated debentures with an aggregate principal amount of approximately $15.5 million. We have unconditionally guaranteed the payment of principal and interest on the trust preferred securities. Also, the junior debentures issued to the special purpose trust that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock; in the event of our bankruptcy, dissolution or liquidation, holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We do have the right to defer distributions on our junior subordinated debentures (and related trust preferred securities) for up to five years, but during that time would not be able to pay dividends on our common stock.

We continually encounter technological change and may have fewer resources than our competition to continue to invest in technological improvements.

The banking and financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of customers by using technology to provide products and services that enhance customer convenience, as well as create additional efficiencies in operations. Many of our competitors have greater resources to invest in technological improvements, and we may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete.

Risks Related to the Possible Acquisition of Allied Bancshares, Inc.

On March 1, 2007, the Company entered into a definitive agreement to acquire Allied Bancshares, Inc., (“Allied”), and its wholly-owned subsidiary, First National Bank of Forsyth County (collectively, “the acquired companies” or “the acquisition”). In addition to the risk factors relating generally to the Company’s business outlined above, if the Company does not successfully integrate the acquired companies into its business, the Company may not realize the expected benefits from its acquisitions, and may face other risks. Specifically:

Combining our two companies may be more difficult, costly, or time-consuming than we expect, or may not occur at all.

The Company and Allied have operated, and, until completion of the acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, procedures and policies that would adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the acquisition. If we have difficulties with the integration process, we might not achieve the economic benefits we expect to result from the acquisition. As with any merger of banking institutions, there also may be business disruptions that cause the combined entity to lose customers or cause customers to take their deposits out of our banks and move their business to other financial institutions.

Extensions of required regulatory approvals, such as may be needed, may not be received, may take longer than expected or may impose conditions that are not presently anticipated.

The acquisition must be approved by the Federal Reserve, the FDIC and the Georgia Department of Banking and Finance (“GDBF”) in order to be consummated. While the merger has received the prior approval of the Federal Reserve, the FDIC and the GDBF, our prior approval from the Federal Reserve expires on December 5, 2007, and our prior approval from the FDIC expires on December 22, 2007. We have already received a three-month extension of prior approval from the Federal Reserve and intend to apply for additional extensions of our approvals as necessary. While we have no reason to believe that such extensions will not be granted, there is the possibility that a necessary extension may not be granted on a timely basis or at all, or may impose conditions not presently anticipated and which may have a materially adverse effect on the combined company following the merger or may preclude completion of the merger entirely.

We may not be able to maintain our historical growth rate, which may adversely affect our results of operations and financial condition.

We have grown substantially in the recent past. To this point, our growth has been achieved primarily through internal, organic growth. Our future profitability will depend in part on our continued ability to grow. We may not be able to sustain our historical rate of growth or may not be able to grow our business at all in the future. We may also not be able to obtain the capital or financing necessary to fund additional growth and may not be able to find suitable candidates for acquisitions in the future. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit our ability to acquire banks and bank holding companies and open new branch offices. The acquisition of Allied and the transitional costs associated therewith, both from the perspective of tangible costs such as technology conversion as well as less tangible but very real costs to management time, may likewise impede our ability to maintain our historic growth rate.

Substantial sales of the Company’s common stock could cause its stock price to fall.

If stockholders sell substantial amounts of our common stock in the public market following the acquisition, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

The risks described above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended September 30, 2007.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On March 1, 2007, we entered into a definitive Agreement and Plan of Reorganization (the “Agreement”) with Allied. At the effective time of the acquisition, the corporate existence of Allied will cease, and First National Bank of Forsyth County, the wholly-owned subsidiary of Allied, will be merged into The Buckhead Community Bank, the wholly-owned subsidiary of Buckhead. Under the terms of the Agreement, Allied shareholders will be entitled to elect to receive 1.2 shares of Buckhead common stock or $30.00 in cash in exchange for each outstanding share of Allied, with the maximum cash consideration being limited to $13,375,000. The Agreement includes representations, warranties, covenants and indemnifications typical for transactions of this type.

At a special meeting of shareholders held on November 29, 2007, Allied’s shareholders voted to approve the acquisition proposal.

We have filed a Registration Statement on Form S-4, as amended, with the SEC relating to the acquisition, which Registration Statement was declared effective by the SEC on October 19, 2007, and may be viewed free of charge at the SEC’s web site, www.sec.gov.

Item 6.	Exhibits

Exhibits

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckhead Community Bancorp, Inc.

(Registrant)

DATE: December 3, 2007	BY:	/s/ Marvin Cosgray
Marvin Cosgray President and Chief Executive Officer

DATE: December 3, 2007	BY:	/s/ Jesse R. Cheatham
Jesse R. Cheatham Chief Financial Officer