Form 10-K
period 2007-12-31
BUCKHEAD COMMUNITY BANCORP INC
filed 2008-03-28
CIK 1026304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-144138

BUCKHEAD COMMUNITY BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Georgia	58-2265980
(State of Incorporation)	(I.R.S. Employer Identification No.)

415 East Paces Ferry Road, Atlanta, Georgia	30305
(Address of Principal Executive Offices)	(Zip Code)

(404) 504-2557

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filers,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock, and as such, the aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2007, can not be calculated. The annual revenues for the registrant for the year ended December 31, 2006, the last fiscal year for which audited financial information was available to the registrant as of June 30, 2007, totaled $39,717,000.

As of March 25, 2008, there were 6,313,813 shares of the Registrant’s common stock, $0.01 par value, issued and outstanding.

Cautionary Notice Regarding Forward Looking Statements

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis,” of Buckhead Community Bancorp, Inc. are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts. When we use words like “anticipate,” “believe,” “intend,” “expect,” “estimate,” “could,” “should,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Information About Buckhead Community Bancorp, Inc.

Description of Business

Buckhead Community Bancorp, Inc. (“Buckhead Community” or the “Company”) is a Georgia corporation registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Buckhead Community was formed on October 15, 1996 to serve as the holding company of its wholly-owned banking subsidiary, The Buckhead Community Bank (the “Bank”). On December 4, 2007, the Company completed its acquisition of Allied Bancshares, Inc. (“Allied”), a Georgia corporation based in Cumming, Forsyth County, Georgia, and the parent holding company of First National Bank of Forsyth County (“FNB Forsyth”).

Buckhead Community, through the Bank, provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, cash management services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees. Buckhead Community and the Bank primarily serve customers in Fulton, Forsyth, Cobb and Hall counties within the greater Atlanta, Georgia banking market.

The Buckhead Community Bank

The Bank was incorporated as a federally-chartered commercial banking association in 1998, and converted its charter to become a Georgia state-chartered bank on July 1, 2005. The Bank is headquartered in Atlanta, Fulton County, Georgia and operates a total of seven full-service banking locations in Fulton, Forsyth, Cobb and Hall counties in the greater Atlanta, Georgia metropolitan area. The Bank’s branches in Fulton County operate under the trade names “The Buckhead Community Bank,” “The Sandy Springs Community Bank,” “The Midtown Community Bank,” and “The Alpharetta Community Bank.” In late August, 2007, the Bank opened a full-service de-novo branch in Atlanta, Cobb County, Georgia operating under the trade name “Cobb Community Bank.” On December 4, 2007, in connection with the Company’s acquisition of Allied, the Bank acquired FNB Forsyth and its two bank branches operating in Cumming, Forsyth County, Georgia, and Gainesville, Hall County, Georgia. These two branches are now operated by the Bank under the trade names “Forsyth Community Bank” and “Hall Community Bank,” respectively. The Bank also operates a loan production office in Suwanee, Georgia and rents additional office space for its lenders in three offices in Atlanta, Chamblee and Duluth, Georgia.

The Bank is a full service commercial bank focusing on meeting the banking needs of individuals and small- to medium-sized businesses. The Bank offers a broad line of banking and financial products and services customary for full service banks of similar size and character. These services include consumer loans, real estate loans, and commercial loans as well as maintaining deposit accounts such as checking accounts, money market accounts, and a variety of certificates of deposit. The Bank attracts most of its deposits and conducts most of its lending transactions from and within its primary service area encompassing Fulton, Forsyth, Cobb and Hall counties, Georgia.

Business Activities of the Company and the Bank

Lending Services

Lending Policy. The Bank seeks creditworthy borrowers within a limited geographic area. Its primary lending function is to make real estate loans, particularly construction loans for new residential and commercial properties. The Bank also makes consumer loans to individuals and to small- and medium-sized businesses. The Bank’s loan portfolio as of December 31, 2007, was as follows:

Loan Category	Ratio

Real estate lending	86%

Commercial lending	12%

Consumer lending	2%

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, an officer with a higher lending limit or the loan committee determines whether to approve the loan request.

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. These limits increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

Credit Risks. The principal economic risk associated with each category of the loans that the Bank makes is the creditworthiness of the borrower. General economic conditions and the strength of the services and retail market segments affect borrower creditworthiness. General factors affecting a commercial borrower’s ability to repay include interest, inflation and the demand for the commercial borrower’s products and services, as well as other factors affecting a borrower’s customers, suppliers and employees.

Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships.

Other larger banks in our market area make proportionately more loans to medium- to large-sized businesses than we do. Many of the commercial loans that the Bank makes are to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real Estate Loans. The Bank’s loan portfolio consists primarily of commercial real estate loans, construction and development loans and residential real estate loans primarily in and around Fulton, Forsyth, Cobb and Hall Counties. These loans include certain commercial loans where the Bank takes a supplemental interest in real estate, but not as principal collateral. Home equity loans and lines of credit are classified as consumer loans.

The Bank’s residential real estate loans consist principally of single family acquisition and development and construction loans with maturities of one year or less. Term financing of residential single family property is a small portion of the total portfolio and is generally limited to one year maturities based on 20 year amortizations to begin repayment of construction debt on unsold houses. Traditional consumer permanent first mortgage financing is referred to outside mortgage specialty sources. Residential construction loans are made in accordance with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding the lesser of 80% of “as built” appraised value or 100% of cost to construct.

The following chart compares the Bank’s internal Loan to Value policy standards to the Supervisory Loan to Value guidelines:

Supervisory Loan Category	Buckhead Community Bank Loan-to-Value Limit	Supervisory Loan-to-Value Guidelines

Raw land	65%	65%

Land development	75%	75%

Construction

One- to four-family residential	80%	85%

All other construction	80%	80%

Improved property	85%	85%

Owner-occupied one- to four-family	80%	80%

We believe that these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the real estate market.

Commercial real estate loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 60 months. The Bank generally charges an origination fee. We attempt to reduce credit risk on our commercial real estate loans by emphasizing compliance to the loan to values limitations listed above for the respective product categories and by requiring commercial term out financings to be supported by net projected cash flow available for debt service to be greater than or equal to 115% of the debt service requirement. In addition, we generally require personal guarantees from the principal owners of the property supported by a review conducted by Bank management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. We attempt to limit our risk by analyzing borrowers’ and guarantors’ unencumbered liquidity position, sustainable cash flow and collateral value on an ongoing basis.

The Bank makes construction and development loans on either a pre-sold or speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. If the Bank makes these loans, they generally have a term of nine to 12 months and interest is paid monthly or quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal complies with the loan to value limitations outlined in the chart above. Any speculative loans are based on the borrower’s and guarantor’s unencumbered liquidity, financial strength and cash flow generating capacity. Loan proceeds are disbursed based on the percentage of completion and after the project has been inspected by an independent appraiser. Risks associated with construction loans include fluctuations in the value of real estate, interest rates, construction costs, availability of end-user permanent mortgage financing, and new job creation and household formation trends.

Commercial Loans. Loans for commercial purposes, made to a variety of businesses, are one of the components of our loan portfolio. The terms of these loans will vary by their purpose and by their underlying collateral, if any.

The Bank typically makes equipment loans for a term of seven years or less at fixed or variable rates, with the loan fully amortized over the term. Generally, the financed equipment secures equipment loans, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less of the purchase price. We believe that these loan-to-value ratios are sufficient to compensate for fluctuations in the market value of the equipment and will help minimize losses that could result from poor maintenance or the introduction of updated equipment models into the market.

Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, repayment is typically structured on a revolving basis with any owing balance due at maturity; and for loans secured with other types of collateral principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer Loans. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit.

Risks Associated with Lending Activities. The Bank’s principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relative business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

Because consumer loans are often secured by rapidly depreciating assets such as automobiles or other personal property, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Repayment of commercial loans and loans secured by commercial and multi-family real estate properties are often dependent on the successful operation of the business and management of the property. As a result, the quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to these changes are significant factors in a commercial borrower’s creditworthiness. Risks associated with commercial real estate loans also include fluctuations in the value of the real estate, new job creation trends and tenant vacancy rates.

Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest and fees. In addition, The Bank assumes certain risks associated with the borrower’s ability to complete construction in a timely and workmanlike manner. If the estimate of the value of the project proves to be inaccurate or if construction is not performed timely or in a quality manner, the Bank may be confronted with a project which, when completed, has a value insufficient to assure full repayment. If that is the case, the Bank may be confronted with a decision as to whether to advance funds beyond the originally committed loan amount to permit completion of the project.

Deposit Services. Deposits are a key component of the Company’s business, serving as a source of funding for lending as well as for increasing customer account relationships. The Bank seeks to establish core deposits, including checking accounts, money market accounts, and a variety of certificates of deposit and IRA accounts. The primary sources of core deposits are residents of, and businesses and their employees located in, the Bank’s primary market area. The Bank also obtains deposits through personal solicitation by the Bank’s officers and directors, direct mail solicitations, and advertisements published in the local media. The Bank makes deposit services accessible to customers by offering direct deposit, wire transfer, internet banking, night depository, and banking by mail.

Private and Entrepreneurial Banking. The Bank operates a private and entrepreneurial banking department with the mission of providing high net worth individuals, entrepreneurs, organizations and small- and large-sized businesses with the competitive advantage and superior service that accompanies personal relationships with our private bankers. Our private bankers use a team approach to working with the investment bankers and other financial professionals involved in our client’s financial lives. Through our alliances with professionals expert in investment and financial planning, estate and trust management, accounting, insurance, legal and other financial fields, we are able to provide our clients with access to a broad range of financial services.

Other Banking Services. Given client demand for increased convenience and account access, the Bank offers a range of products and services, including 24-hour telephone banking, direct deposit, traveler’s checks, and automatic account transfers. The Bank also participates in a shared network of automated teller machines and a debit card system that the Bank’s customers may use without per-transaction fees both throughout Georgia and nationwide.

Asset and Liability Management. The Bank manages its assets and liabilities to provide adequate liquidity, and at the same time, to achieve the maximum net interest rate margin. These management functions are conducted within the framework of written loan and investment policies. The Bank attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.

Market Area and Competition. The Company operates in a highly competitive environment. The Bank competes for deposits and loans with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and other financial entities operating locally and elsewhere. In addition, because the Gramm-Leach-Bliley Act now permits banks, securities firms, and insurance companies to affiliate, a number of larger financial institutions and other corporations offering a wider variety of financial services than the Bank currently offer could enter our area and aggressively compete in the markets that the Bank serve. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services that we do not or cannot provide.

We currently conduct business principally through the Bank’s seven branches in their market areas of Fulton, Forsyth, Cobb and Hall counties, Georgia. Prior to the completion of our acquisition of Allied and FNB Forsyth in December, 2007 and the opening of our Cobb County branch in August, 2007, our deposit market area was restricted to Fulton County, Georgia. Based upon data available on the FDIC website as of June 30, 2007, the Bank’s total deposits ranked 9th among financial institutions in the Fulton County market area, representing approximately 0.95% of the total deposits in this market. The table below shows our deposit market share in Fulton County, according to data from the FDIC website, as of June 30, 2007, as well as the size of the Cobb county market and our relative position in the larger, two-county market as of that date.

Market	Number of Branches		Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in thousands)

Buckhead Community
Fulton County	4		$528,270	$55,732,698	9	0.95
Cobb County	0	*	0	9,890,959	N/A	0.00

Total	4		528,270	$65,623,657	13	0.80

*	The Bank’s Cobb County branch did not open until August, 2007.

As of June 30, 2007, there were a total of 56 commercial banks with 316 branches operating in the Fulton County market, and 70 commercial banks with 505 branches operating in the combined Fulton County and Cobb County market area.

With the acquisition of Allied and its banking subsidiary FNB Forsyth, the Bank assumed the deposit liabilities of FNB Forsyth as they existed immediately prior to the merger. The following table shows the deposit market share of FNB Forsyth, in its primary markets of Forsyth and Hall counties, as of June 30, 2007, as well as a pro forma combined presentation of the Bank together with FNB Forsyth in the combined four-county market area as of June 30, 2007.

Market	Number of Branches		Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in thousands)

FNB Forsyth
Forsyth County	1		$157,560	$4,752,376	6	3.32
Hall County	1		42,424	2,642,106	11	1.61

Total	2		$199,984	$7,394,482	9	2.70

Pro Forma Combined
Fulton County	4		$528,270	$55,732,698	9	0.95
Forsyth County	1		157,560	4,752,376	6	3.32
Hall County	1		42,424	2,642,106	11	1.61
Cobb County	0	*	0	9,890,959	N/A	0.00

Total	6		$728,254	$73,018,139	12	1.00

*	The Bank’s Cobb County branch did not open until August, 2007.

As of June 30, 2007, there were 33 commercial banks with 103 branches operating within the combined Forsyth County and Hall County market area, and 86 commercial banks with 608 branches operating within the combined four-county market area.

Employees. As of December 31, 2007, the Company and the Bank had a total of 124 full-time equivalent employees. Certain executive officers of the Bank also serve as officers of Buckhead Community Bancorp, Inc. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

Buckhead Community Bancorp, Inc.

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal BHCA. As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHCA and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The BHCA requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•

acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the Bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the BHCA provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHCA, if we are adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside of Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the Bank has been chartered more than three years, this limitation under Georgia law would not affect Buckhead Community’s ability to sell the Bank.

Change in Bank Control. Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is not currently registered under Section 12 of the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities. The BHCA has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expended the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complimentary to financial activity.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by it to a federal banking regulator to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

General. The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Because the Bank’s deposits are insured by the FDIC to the maximum extent provided by law, they are also subject to certain FDIC regulations. The Bank is also subject to numerous state and federal statutes and regulations that affect their business, activities and operations.

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia, respectively. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-

in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2007, the Bank qualified for the well-capitalized category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed systems by which it develops, maintains and documents comprehensive, systematic and consistently applied processes for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, a bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimates of credit losses reflect consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Estimates.”

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on their concentrations of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the:

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank.

The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007, the Company’s ratio of total capital to risk-weighted assets was 10.50% and its ratio of Tier 1 Capital to risk-weighted assets was 9.25%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, the Company’s Tier 1 leverage ratio was 10.53%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank and a bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See, “– Prompt Corrective Action” above.

See Note 17 in the “Notes to Consolidated Financial Statements” for the capital ratios of Buckhead Community and the Bank.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that are received from the bank. Statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company. These same limitations apply to a bank holding company’s payment of dividends to its shareholders. Our payment of dividends may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

The Bank is required to obtain prior approval of the Georgia Department of Banking and Finance if the total of all dividends it declares any year exceeds 50% of its net income for the prior year. The payment of dividends by the Company and the Bank may also be affected by other factors, such as requirements to maintain adequate capital above regulatory guidelines.

If, in the opinion of its federal banking regulators, the Bank was engaged in or about to engage in unsafe or unsound practice, these federal banking regulator could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice it considers unsafe or unsound. The Bank’s federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit

Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Bank’s federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

In 2007, the Company declared no dividends. The Company has not declared a dividend since its inception and does not expect to do so in the foreseeable future. Instead, the Company anticipates that all of its earnings, if any, will be used for working capital, to support its operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of the Company’s board of directors and will depend on many of the statutory and regulatory factors mentioned above.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging changes to the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. As a result of a difficult real estate market, we have increased our allowance from $4.5 million as of December 31, 2006 to $9.8 million as of December 31, 2007. $4.0 million of this increase was due to our acquisition of Allied in December 2007. The remaining $1.3 million of the increase was made in recognition of the deterioration of the real estate market over that one-year period. We expect to continue to increase our allowance in 2008; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions. As of December 31, 2007, management believes the allowance for loan losses is adequate.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2007, approximately 86.4% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

Our net interest income could be negatively affected by the Federal Reserve’s recent interest rate adjustments, as well as by competition in our market area.

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on six occasions to reduce interest rates by a total of 300 basis points since September 2007, which likely will reduce our net interest income during the first half of 2008 and the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities. Additionally, in 2008, we expect to have continued margin pressure given these interest rate reductions, along with elevated levels of non-performing assets.

Our access to additional short term funding to meet our liquidity needs is limited.

We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors’ accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs. To meet our cash obligations, we rely on repayments as asset mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, purchase brokered deposits and maintain a line of credit with the Federal Home Loan Bank. If we are unable to meet our liquidity needs through loan and other asset repayments and our cash on hand, we may need to borrow additional funds. Currently, our access to additional borrowed funds is limited and we may be required to pay above market rates for additional borrowed funds, which may adversely our results of operations.

If we fail to manage our past growth effectively, our financial condition and results of operations could be negatively affected.

We experienced significant growth in 2007, with our total assets increasing $357.7 million, or 66.1%, from December 31, 2006. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that have experienced this type of growth. Failure to manage our past growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally increasing interest rate environment, a strong residential and commercial mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Opening new offices may not result in increased assets or revenues for us.

The investment necessary for branch expansion may negatively impact our efficiency ratio. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also risk that we may fail to open any additional branches, and a risk that, if we do open these branches, they may not be profitable which would negatively impact our results of operations.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions, or parts of those institutions. Expansion involves a number of risks, including:

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•	the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

•

in the event of an acquisition, costs or difficulties related to the integration of our businesses may be greater than expected, and we may experience deposit attrition, customer loss or revenue loss that is greater than expected

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	we may enter into new markets where we lack experience; and

•	we may introduce new products and services with which we have no prior experience into our business.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain, highly dependent on our President and CEO, Marvin Cosgray. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. Presently, approximately 86 banks serve our four-county market area with a total of approximately 608 branches.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

As a community bank, we have different lending risks than larger banks.

We provide services to our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 50% of our fully diluted outstanding common stock as of March 25, 2008. As a result of their ownership, the directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could adversely affect our business and the trading price of our stock.

We are currently in the process of evaluating our internal controls system to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluations and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These systems are necessary to produce accurate financial reports and prevent fraudulent activity. In the process of our evaluation, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a reporting company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, if any material weakness or deficiency is identified or is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.

Risks Related to our Industry

Declines in real estate values have adversely affected our credit quality and profitability.

During 2007, confidence in the credit market for residential housing finance eroded, which resulted in a reduction in financing available to buyers of new homes and borrowers wishing to refinance existing financing terms. The tightening of credit for residential housing led to lower demand for residential housing and more foreclosures, and has reduced the absorption rate for new and existing properties. In turn, this has caused market prices to fall as some property owners, including lenders who acquired property by foreclosure, have accepted lower prices to reduce their exposure to these real estate assets which has reduced the market values for comparable real estate. The declines in values and the increased level of marketing required to sell properties has reduced or eliminated the potential profits to many of the builders and developers of properties to whom we have extended loans. As a result, some of these borrowers have been unable to repay their loans in accordance with their terms, which has led to an increase in our past due and non-performing loans. If these housing trends continue or exacerbate, the Company expects that it will continue to experience increased delinquencies and credit losses. Moreover, if a recession occurs that negatively impacts economic conditions in the United States as a whole or in specific regions of the country, the Company would experience significantly higher delinquencies and credit losses. An increase in credit losses would reduce earnings and adversely affect the Company’s financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce the Company’s earnings and adversely affect the Company’s financial condition.

The Company’s business volume and growth is affected by the rate of growth and demand for housing in specific geographic markets. Based on the activity discussed above, the Company expects that its level of historical growth could be significantly curtailed and its assets may in fact shrink, depending on the duration and extent of the current disruption in the housing and mortgage markets. The current disruption may expand and adversely impact the U.S. economy in general and the housing and mortgage markets in particular. In addition, a variety of legislative, regulatory and other proposals have been discussed or may be introduced in an effort to address the disruption. Depending on the scope and nature of legislative, regulatory or other initiatives, if any, that are adopted to respond to this disruption and applied to the Company, its financial condition, results of operations or liquidity could, directly or indirectly, benefit or be adversely affected in a manner that could be material to its business.

Our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We cannot make assurances that we will have the ability to continuously pay dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from our subsidiary banks.

Changes in monetary policies may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Federal Reserve. Our subsidiary bank is regulated by the FDIC and the Georgia Department of Banking and Finance. Our compliance with these regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans, interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, the related rules and regulations promulgated by the SEC that currently apply to us and the related exchange rules and regulations, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

The main office of both the Company and the Bank is located at 415 East Paces Ferry Road, Atlanta, Georgia 30305. Prior to the acquisition of Allied and FNB Forsyth, the Bank operated three additional branches in Sandy Springs, Alpharetta and Atlanta, Georgia, which were opened in 2000, 2004 and 2005, respectively, as well as a loan production office in Suwanee, Georgia, which was opened in 2003, and also rented additional office space for its lenders in Atlanta, Chamblee and Duluth, Georgia. The Bank also opened a new branch location in Atlanta, Cobb County, Georgia, on August 28, 2007. With the closing of the acquisition of Allied and FNB Forsyth on December 4, 2007, the Bank added two branch locations in Cumming and Gainesville, Georgia, which were formerly branch locations of FNB Forsyth. The Bank owns the real estate associated with its Alpharetta and Cumming offices, and leases all other office space.

We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased branches, loan production and leased offices.

Office Address	Date Opened	Owned/ Leased	Square Footage	Use of Office

415 East Paces Ferry Road Atlanta, Fulton County, Georgia	February 6, 1998	Leased	16,538	Branch

600 Sandy Springs Circle Sandy Springs, Fulton County, Georgia	February 10, 2000	Leased	3,090	Branch

3325 Paddocks Parkway, Suite 140 Suwanee, Forsyth County, Georgia	April 1, 2003	Leased	3,021	Loan Production Office

2755 Old Milton Parkway Alpharetta, Fulton County, Georgia	February 1, 2004	Owned	5,326	Branch

Office Address	Date Opened	Owned/ Leased	Square Footage	Use of Office

860 Peachtree Street Atlanta, Fulton County, Georgia	October 3, 2005	Leased	4,080	Branch

3333 Riverwood Parkway Atlanta, Cobb County, Georgia	August 28, 2007	Leased	5,490	Branch

1700 Market Place Boulevard Cumming, Forsyth County, Georgia	December 4, 2007(1)	Owned	10,000	Branch

311 Greene Street Gainesville, Hall County, Georgia	December4, 2007(1)	Leased	5,778	Branch

6085 Lake Forrest Drive Suite 300-B Atlanta, Fulton County, Georgia	N/A	Leased	605	Additional office space for lenders

2505 Chamblee Tucker Road Suite 303 Chamblee, Fulton County, Georgia	N/A	Leased	500	Additional office space for lenders

6340 Sugarloaf Parkway, Suite 233 Duluth, Fulton County, Georgia	N/A	Leased	207	Additional office space for lenders

(1)	Prior to December 4, 2007, this was an operating branch of FNB Forsyth.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of shareholders of Buckhead Community Bancorp, Inc., through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established market for the Company’s common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales.

As of March 25, 2008, the most recent practicable date prior to the filing of this Periodic Report, the Company had 6,313,813 shares issued and outstanding, held by approximately 800 shareholders of record.

The Company has paid no dividends on its common stock since its organization. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company, as well as to the Company’s payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see “Part I—Item 1. Description of Business—Supervision and Regulation—Payment of Dividends.”

Recent Sales of Unregistered Securities

On January 2, 2007, the Company issued 3,779 options to twelve employees of the Bank pursuant to the Company’s 1999 Stock Incentive Plan, as amended, in exchange for their ongoing service as employees of the Bank. These options will vest annually, in three equal increments, beginning on the first anniversary of the grant date. Each option, upon vesting, will grant to its holder the right to purchase one share of the Company’s common stock at an exercise price of $22.50 per share. The options were issued without registration pursuant to the provisions of Rule 701 under the Act.

On December 17, 2007, 19,200 options, which had previously been issued by Allied pursuant to its 2004 Stock Option Plan and had been converted to options to purchase shares of the Company’s common stock as a result of the acquisition of Allied, were exercised by their respective holders, all of whom were former employees of FNB Forsyth. The exercise price of each such option was $9.17. The options were exercised via cash payments of the exercise prices, resulting in a total of 19,200 shares of the Company’s common stock being issued to the former option holders. The shares underlying the options were issued without registration pursuant to the provisions of Rule 701 under the Act.

ITEM 6.	SELECTED FINANCIAL DATA

	Twelve months Ended December 31
(Dollars in thousands, except share and per share data)	2007	2006	2005	2004	2003
Income Statement Data
Interest and dividend income	$48,264	$37,888	$21,984	$12,454	$8,999
Interest expense	26,439	18,346	9,012	3,659	3,022

Net interest income	21,825	19,542	12,972	8,795	5,977
Provision for loan losses	2,459	2,050	1,775	975	803

Net interest income after provision for loan losses	19,366	17,492	11,197	7,820	5,174
Noninterest income	1,560	1,829	1,778	581	691
Noninterest expense	14,919	11,239	7,953	5,480	3,943

Income before provision for income taxes	6,007	8,082	5,022	2,921	1,922
Provision for income taxes	1,979	2,820	1,744	881	603

Net income	$4,028	$5,262	$3,278	$2,040	$1,319

Per Common Share
Net income - basic	0.86	1.24	0.94	0.63	0.41
Net income - diluted	0.85	1.18	0.86	0.58	0.38
Cash dividends declared	0.00	0.00	0.00	0.00	0.00
Book value	14.17	8.71	7.44	5.71	5.12

Period End Balances
Loans, net	$666,332	$373,808	$259,805	$183,862	$123,271
Earning assets [2]	814,451	523,238	381,062	258,369	187,129
Total assets	898,945	541,226	391,270	264,832	190,958
Deposits	755,748	472,089	348,259	219,847	159,328
Shareholders’ equity	89,472	39,791	28,955	18,744	16,429

Average Balances
Loans	$445,490	$335,487	$233,039	$150,405	$107,887
Earning assets	585,437	457,741	312,337	212,780	156,167
Total assets	610,058	470,482	320,330	221,003	160,392
Deposits	530,741	414,623	280,929	182,638	131,629
Shareholders’ equity	45,654	32,444	23,806	17,587	15,867
Shares outstanding - basic[1]	4,679,665	4,227,932	3,491,643	3,226,648	3,208,248
Shares outstanding - diluted [1]	4,728,526	4,447,240	3,823,320	3,514,107	3,502,548

Performance ratios
Return on average total assets	0.66%	1.12%	1.02%	0.92%	0.82%
Return on average shareholders’ equity	8.82%	16.22%	13.77%	11.60%	8.31%
Net interest margin	3.73%	4.27%	4.15%	4.13%	3.75%
Efficiency ratio [3]	63.80%	52.59%	53.92%	58.45%	59.13%
Average loans to average deposits	83.94%	80.91%	82.95%	82.35%	81.96%
Average shareholders’ equity to average assets	7.48%	6.90%	7.43%	7.96%	9.89%

Capital Adequacy
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Tier 1 capital to risk weighted assets [4]	9.25%	9.75%	10.73%	10.90%	11.51%
Total capital to risk weighted assets [4]	10.50%	10.77%	11.76%	12.00%	12.49%
Tier 1 capital to average assets [4]	10.62%	8.18%	9.48%	9.72%	8.95%

Asset quality ratios
Nonperforming assets to total assets [5]	2.80%	1.53%	0.64%	0.01%	0.06%
Allowance for loan losses to nonperforming assets [5]	38.87%	54.36%	132.52%	9176.92%	1157.02%
Net loans charged off to average loans	0.26%	0.25%	0.37%	-0.01%	0.32%
Provision for loan losses to average loans	0.55%	0.62%	0.77%	0.67%	0.74%

1	Basic and diluted shares outstanding have been adjusted to reflect stock splits in prior periods for purposes of calculating earnings per share
2	Earning assets are determined by adding loans, loans held for sale, investment securities, interest bearing deposits and federal funds sold
3	Noninterest expense divided by the sum of net interest income and noninterest income
4	Represents capital ratios of The Buckhead Community Bank
5	Nonperforming assets include non-accrual loans and loans over 90 days past due, other real estate owned and repossessed assets

	2007				2006
(Dollars in thousands, except share and per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data
Interest and dividend income	$13,024	$12,144	$11,853	$11,243	$10,763	$10,460	$8,990	$7,675
Interest expense	7,372	6,719	6,389	5,959	5,673	5,119	4,183	3,371

Net interest income	5,652	5,425	5,464	5,284	5,090	5,341	4,807	4,304
Provision for loan losses	1,309	400	275	475	525	525	500	500

Net interest income after provision for loan losses	4,343	5,025	5,189	4,809	4,565	4,816	4,307	3,804
Noninterest income	274	469	327	490	398	469	384	578
Noninterest expense	4,386	3,879	3,403	3,251	3,018	2,910	2,816	2,495

Income before provision for income taxes	231	1,615	2,113	2,048	1,945	2,375	1,875	1,887
Provision for income taxes	(12)	550	732	709	661	842	653	664

Net income	$243	$1,065	$1,381	$1,339	$1,284	$1,533	$1,222	$1,223

Per Common Share
Net income - basic	0.05	0.23	0.30	0.29	0.28	0.35	0.30	0.31
Net income - diluted	0.05	0.23	0.30	0.29	0.28	0.33	0.28	0.28
Cash dividends declared	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Book value	14.17	9.56	8.99	9.08	8.71	7.86	7.29	8.92

Period End Balances
Loans, net	$666,332	$450,254	$425,538	$398,230	$373,808	$355,373	$338,281	$296,205
Earning assets [2]	814,451	594,500	581,441	559,576	523,238	510,462	460,860	404,152
Total assets	898,945	617,173	603,760	578,150	541,226	526,084	476,892	414,735
Deposits	755,748	542,380	528,207	506,719	472,089	463,664	416,497	369,804
Shareholders’ equity	89,472	43,741	41,151	41,486	39,791	34,676	31,553	29,902

Average Balances
Loans	$522,142	$441,070	$420,540	$391,067	$370,282	$359,813	$325,938	$284,933
Earning assets	655,234	581,332	565,465	533,202	518,520	487,835	435,401	385,049
Total assets	697,006	596,734	584,196	558,116	533,096	495,147	449,681	400,833
Deposits	600,446	524,317	509,434	486,347	467,515	436,388	397,633	356,703
Shareholders’ equity	54,565	38,792	42,802	40,543	36,075	29,687	30,896	29,632
Shares outstanding - basic[1]	5,020,406	4,575,166	4,565,094	4,564,344	4,539,379	4,408,944	4,031,465	3,919,494
Shares outstanding - diluted [1]	5,089,595	4,625,224	4,611,180	4,608,537	4,558,619	4,581,169	4,405,757	4,318,899

Performance ratios
Return on average total assets	0.14%	0.71%	0.95%	0.97%	0.96%	1.23%	1.09%	1.24%
Return on average shareholders’ equity	1.77%	10.89%	12.94%	13.39%	14.12%	20.49%	15.86%	16.74%
Net interest margin	3.42%	3.70%	3.83%	4.02%	3.89%	4.34%	4.38%	4.53%
Efficiency ratio [3]	74.01%	65.81%	58.76%	56.33%	54.99%	50.09%	54.25%	51.11%
Average loans to average deposits	86.96%	84.12%	82.55%	80.41%	79.20%	82.45%	81.97%	79.88%
Average shareholders’ equity to average assets	7.83%	6.50%	7.33%	7.26%	6.77%	6.00%	6.87%	7.39%

Capital Adequacy
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Tier 1 capital to risk weighted assets [4]	9.25%	9.47%	9.50%	11.70%	12.28%	9.90%	9.96%	10.27%
Total capital to risk weighted assets[4]	10.50%	10.48%	10.50%	12.95%	13.63%	11.03%	11.03%	11.34%
Tier 1 capital to average assets [4]	10.62%	8.47%	8.34%	9.30%	10.17%	8.47%	8.87%	9.06%

Asset quality ratios
Nonperforming assets to total assets [5]	2.80%	2.84%	1.94%	1.23%	1.53%	0.88%	0.84%	0.91%
Allowance for loan losses to nonperforming assets [5]	38.87%	30.24%	44.93%	70.33%	54.36%	102.93%	107.03%	99.53%
Net loans charged off to average loans	0.60%	0.32%	0.04%	-0.01%	0.81%	0.06%	0.00%	0.01%
Provision for loan losses to average loans	0.99%	0.36%	0.26%	0.50%	0.56%	0.58%	0.62%	0.70%

1	Basic and diluted shares outstanding have been adjusted to reflect stock splits in prior periods for purposes of calculating earnings per share
2	Earning assets are determined by adding loans, loans held for sale, investment securities, interest bearing deposits and federal funds sold
3	Noninterest expense divided by the sum of net interest income and noninterest income
4	Represents capital ratios of The Buckhead Community Bank
5	Nonperforming assets include non-accrual loans and loans over 90 days past due, other real estate owned and repossessed assets

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is a corporation which was organized under the laws of the state of Georgia to be a holding company for the Bank. Like most community bank holding companies, the Company derives substantially all of its income from the earnings of its subsidiary Bank. The Bank is a bank chartered under the laws of the State of Georgia that opened for business on February 16, 1998. The Bank is a full service commercial bank located in Atlanta, Georgia, with a primary service area consisting of the community of Atlanta and the surrounding areas within Fulton, Cobb, Forsyth and Hall Counties. The principal business of the Bank is to accept deposits from the public and to make loans and other investments.

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

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, other real estate owned, goodwill and other intangible assets. Investment securities are recorded at fair value while other real estate owned, goodwill and other intangible assets are recorded at either cost or fair value, whichever is lower. Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of other real estate owned are typically determined based on third-party appraisals less estimated costs to sell. Goodwill and other intangible assets are periodically evaluated to determine if any impairment might exist. The estimation of fair value and subsequent changes of fair value of investment securities, other real estate owned, goodwill and other intangible assets can have a significant impact on the value of the Company, as well as have an impact on the recorded values and subsequently reported net income.

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

Balance Sheet Review

At December 31, 2007, we had total assets of $898.9 million as compared to $541.2 million as of December 31, 2006. On December 4, 2007, we completed the acquisition of Allied, which added approximately $273.8 in total assets to our balance sheet. Shareholder’s equity totaled $89.5 million at December 31, 2007, an increase of $49.7 million, or 124.9% when compared to December 31, 2006. The increase was primarily driven by the acquisition of Allied. This transaction is more fully described in Note 2 to the Consolidated Financial Statements included in Item 8.

Investment Portfolio

The fair value of the investment securities portfolio as of December 31, 2007 and 2006 was $109.6 million and $97.8 million, respectively. The growth of the investment portfolio was related to the acquisition of Allied, which added approximately $16.8 million to the portfolio. The remaining decrease of the portfolio was due to a number of securities called at the end of 2007. Our investment portfolio is managed with primary consideration of collateral requirements for our growing overnight sweep product and public deposit balances.

	December 31, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury government sponsored securities, agencies and corporations	$62,106	$62,250	$58,112	$57,054	$31,689	$30,739
Trust Preferred Securities	1,450	1,457	1,450	1,450	1,450	1,450
Corporate bonds	250	251	250	250	250	250
State and municipal securities	24,561	24,242	23,891	24,087	16,837	16,830
Mortgage-backed securities	21,704	21,447	15,417	14,953	15,905	15,368

Total securities available for sale	$110,071	$109,647	$99,120	$97,794	$66,131	$64,637

The carrying value of investment securities at December 31, 2007 and 2006, by contractual maturity, is shown below. All of our securities are classified as “available-for-sale”, which means that we carry them at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity until realized. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Maturity Distribution and Weighed Average Yield on Investments

	One Year or Less		After One Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Totals
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Carrying value:

December 31, 2006
U.S. Government sponsored securities, agencies and corporations	$2,916	4.38%	6,409	5.07%	27,836	5.39%	19,893	5.60%	57,054	5.38%
Trust preferred securities	-	-	-	-	-	-	1,450	8.79%	1,450	8.79%
Corporate bonds	-	-	-	-	-	-	250	4.11%	250	4.11%
State and municipal securities[1]	512	3.02%	4,578	5.07%	7,712	5.47%	11,285	6.16%	24,087	5.67%
Mortgage-backed securities	-	-	11,859	4.20%	3,094	5.05%	-	-	14,953	4.38%

Total securities	$3,428		22,846		38,642		32,878		97,794

December 31, 2007
U.S. Government sponsored securities, agencies and corporations	$5,198	4.52%	3,504	4.50%	26,907	5.28%	26,641	5.41%	62,250	5.23%
Trust preferred securities	1,000	9.00%	-	-	-	-	457	7.73%	1,457	8.60%
Corporate bonds	-	-	-	-	-	-	251	7.73%	251	7.73%
State and municipal securities[1]	-	-	172	4.93%	3,617	5.27%	20,453	5.71%	24,242	5.64%
Mortgage-backed securities	-	-	3,070	4.15%	1,690	4.28%	16,687	4.93%	21,447	4.77%

Total securities	$6,198		6,746		32,214		64,489		109,647

1	Yields are on a tax-equivalent basis

Loan Portfolio

Our intent is to derive a substantial percentage of our earnings from loans. The Company’s loan portfolio increased $297.9 million, or 78.6% from December 31, 2006 to December 31, 2007. Allied contributed approximately $209.8 million of the increase. The following table presents various categories of loans contained in the loan portfolio of the Company as of December 31, 2007, 2006, 2005, 2004 and 2003 are summarized as follows:

	December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003
(Dollars in Thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Breakdown of loan receivables:

Commercial	$77,837	11.50%	$69,931	18.45%	$46,571	17.65%	$33,487	17.94%	$29,306	23.48%

Real estate - mortgage	213,248	31.50%	92,001	24.27%	77,866	29.52%	57,920	31.03%	50,911	40.78%

Real estate - construction	371,506	54.88%	209,604	55.30%	134,721	51.07%	92,228	49.40%	42,955	34.41%

Consumer	14,358	2.12%	7,519	1.98%	4,637	1.76%	3,047	1.63%	1,661	1.33%

Total loans	$676,949	100.00%	$379,055	100.00%	$263,795	100.00%	$186,682	100.00%	$124,833	100.00%

Less: Allowance for loan losses	9,787		4,518		3,293		2,386		1,400

Less: Unearned Loan Fees	830		729		697		434		162

Net loans	$666,332		$373,808		$259,805		$183,862		$123,271

Ratio of the allowance for loan losses to total loans	1.45%		1.19%		1.25%		1.28%		1.12%

The major components of the loan portfolio at December 31, 2007 were real estate construction and mortgage and represented 86.4% of the loan portfolio. In the context of this discussion, we define a “real estate mortgage loan” and a “real estate construction loan” as any loan, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we target our loan-to-value ratio to be consistent with the supervisory loan to value limit guidelines provided by the banking regulators. In order to reduce collateral risk, we attempt to maintain a relatively diversified portfolio.

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

The following table summarizes major classifications of portfolio loans by maturities as of December 31, 2007:

(Dollars in thousands)	One Year or Less	After One, but within Five Years	After Five Years	Total

Commercial, financial and agricultural	$64,398	$8,031	$5,408	$77,837
Real estate – mortgage	142,656	64,380	6,212	213,248
Real estate – construction	353,624	17,882	—	371,506
Consumer	10,775	3,460	123	14,358

Total	$571,453	$93,753	$11,743	$676,949

The following table represents the rate structure for loans as of December 31, 2007:

(Dollars in thousands)	Variable Rate	Fixed Rate
Commercial, financial and agricultural	$49,080	$28,757
Real estate – mortgage	97,327	115,921
Real estate – construction	301,354	70,152
Consumer	4,126	10,232

Total	$451,887	$225,062

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

As of December 31, 2007 the allowance for loan losses was $9.8 million or 1.45% of outstanding loans, as compared to $4.5 million or 1.19% at December 31, 2006. The year-end allowance included approximately $4.0 million associated with the Allied portfolio acquired in December 2007. The Company’s current economic environment is turbulent, and the real estate values of our loan collateral are rapidly shifting. We continually monitor the adequacy of our allowance and we have employed independent external loan review consultants to complement management’s evaluation of the allowance. The Company is committed to following generally accepted accounting principles, including the

December 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses, as it determines the level of the allowance. As of December 31, 2007, management believes the allowance for loan losses is adequate.

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

The following table shows an analysis of allowance for loan loss, including charge-off activity, for each of the past five years:

	Twelve months ended December 31
(Dollars in Thousands)	2007	2006	2005	2004	2003
Balance at beginning of period	$4,518	$3,293	$2,386	$1,400	$950
Loans charged off:
Commercial	-	743	691	8	360
Real estate - mortgage	280	72	206	-	-
Real estate - construction	921	-	-	-	-
Consumer	25	16	10	3	8

Total loans charged off	1,226	831	907	11	368

Recoveries of losses previously charged off:

Commercial	65	-	38	22	15
Real estate - mortgage	-	-	1	-	-
Real estate - construction	-	-	-	-	-
Consumer	4	6	-	-	-

Total recoveries	69	6	39	22	15

Net loans charged off	1,157	825	868	(11)	353

Provision for loan losses	2,459	2,050	1,775	975	803
Allowance from acquisitions	3,967	-	-	-	-

Allowance for loan losses at end of period	$9,787	$4,518	$3,293	$2,386	$1,400

Net loans charged off (recovered), as a percent of average loans outstanding (annualized)	0.26%	0.25%	0.37%	-0.01%	0.32%

Our provision for loan losses in 2007 was $2.5 million, which was $1.3 million higher than net charge-offs of $1.2 million. The comparable provision and net charge-off amounts for 2006 were $2.1 million and $0.8 million, respectively. Provision increased from 2006 to 2007, primarily due to increases in non-performing loans and net charge-offs. Net charge-offs for 2007 represented 0.26% of average loans, compared to 0.25% of average loans for 2006.

The following tables show the allocation of the allowance and the percentage of the allowance allocated to each category of total loans:

	December 31 2007		December 31 2006		December 31 2005		December 31 2004		December 31 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$1,231	12.58%	$682	15.10%	$724	22.00%	973	40.78%	373	27.14%
Real estate – mortgage	3,234	33.04%	951	21.05%	632	19.19%	349	14.63%	478	34.14%
Real estate – construction	5,181	52.94%	2,808	62.15%	1,895	57.53%	1,049	43.96%	542	38.71%
Consumer	141	1.44%	77	1.70%	42	1.28%	15	0.63%	7	0.01%

Total	$9,787	100.00%	$4,518	100.00%	$3,293	100.00%	2,386	100.00%	1,400	100.00%

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

We have adopted the principles of Financial Accounting Standards Board (FASB) SFAS No. 114 and No. 118 relating to accounting for impaired loans and as of December 31, 2007, our impaired loans, consisting solely of loans on nonaccrual status, totaled $8.3 million and had associated reserves of approximately $760 thousand. This is compared to impaired loans and associated reserves of $3.6 million and approximately $382 thousand, respectively, as of December 31, 2006. A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due totaled $25.2 million at December 31, 2007, compared to $8.3 million at December 31, 2006. Non-accrual loans were $8.3 million at December

31, 2007, an increase of $4.7 million from non-accrual loans of $3.6 million at December 31, 2006. The Company had loans ninety days past due and still accruing at December 31, 2007 of $3.4 million as compared to $3.0 million for the same period in 2006. As mentioned above, our policy allows for us to continue accruing interest on loans that are 90 days past due loans when such loans are secured by real estate or negotiable collateral and in the process of collection. Many of the loans classified as 90 days past due and still accruing are SBA loans, where we are contractually obligated to apply payments on such loans to interest first, rather than principal. Net other real estate owned totaled $13.4 million as of December 31, 2007, compared to $1.7 million at December 31, 2006.

The current credit deterioration has been driven by a real estate slowdown that accelerated in mid to late 2007, which has had a greater impact on community banks in the Company’s trade area than previous downturns in the economic cycle.

At December 31, 2007, we had non-performing loans, defined as non-accrual and accruing loans past due more than 90 days, of $11.7 million or 1.74% of total loans. Non-performing loans for December 31, 2006 were $6.6 million or 1.74% of total loans. Interest that would have been recorded on non-accrual loans had they performed in accordance with their original terms, amounted to approximately $723 thousand, $305 thousand, and $120 thousand for the twelve months ended December 31, 2007, 2006 and 2005 respectively. Interest income on non-accrual loans included in the results of operations for the years ended December 31, 2007, 2006 and 2005, totaled approximately $69 thousand, $118 thousand and $52 thousand, respectively.

A summary of nonperforming assets as of December 31, 2007, 2006, 2005, 2004 and 2003 is presented below:

	December 31
(Dollars in Thousands)	2007	2006	2005	2004	2003
Non-accrual loans	$8,310	$3,617	$581	$1,324	$-
Loans 90 days or more past due and still accruing	3,439	2,977	1,904	-	-

Total non-performing loans	11,749	6,594	2,485	1,324	-
All other real estate owned, net	13,437	1,702	-	-	107
All other repossessed assets	-	16	-	-	14

Total non-performing assets	$25,186	$8,312	$2,485	$1,324	$121

As a percent of total loans at end of period:
Non-accrual loans	1.23%	0.95%	0.22%	0.72%	0.00%
Loans 90 days or more past due and still accruing	0.51%	0.78%	0.71%	0.00%	0.00%
Total non-performing assets	3.72%	2.19%	0.94%	0.72%	0.10%

The increase to our non-accrual loans during 2007 is the net result of the following changes:

(Dollars in Thousands)	December 31 2007
Balance at December 31, 2006	$3,617
Loans reclassified to non-accrual status in 2007	16,863
Payments received on non-accrual loans during 2007	(4,868)
Non-accrual loans charged-off during 2007	(1,173)
Non-accrual loans reclassified to other real estate	(6,129)
Non-accrual loans reclassified to accrual status in 2007	-

Balance at December 31, 2007	$8,310

During 2007, additions to loans on nonaccrual status consisted of 17 real estate secured loans totaling $16.9 million. At December 31, 2007, non-accrual loans consisted of eight loans for construction of 1-4 family residential housing, four commercial and industrial loans, and three SBA real estate loans, totaling approximately $5.1 million, $0.8 million, and $2.4 million, respectively.

At December 31, 2007, the Company’s Other Real Estate Owned (“OREO”) consisted of 15 properties totaling $13.4 million, compared to two properties totaling $1.7 million as of December 31, 2006. The increase in OREO during 2007 was the result of the foreclosure of 13 residential properties and two commercial properties. Two properties were sold during 2007.

At December 31, 2007, the Company’s OREO consisted of the following:

(Dollars in Thousands)	December 31 2007
Construction and land development	$10,502
1-4 family residential properties	1,500
Commercial properties	1,435

Total other real estate owned	$13,437

Our OREO procedures currently determine disposition value, the valuation used to place the property into OREO, based upon the most recent appraisal of the property that we have at the time, less estimated costs to sell the property. Any difference between the disposition value and the loan balance is recommended for charge off. Once the property is in OREO, the property is listed with a realtor to begin sales efforts.

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

In addition to loans formally classified as non-accrual or non-performing, management maintains a watch list of loans which may eventually become so classified. Individual loan officers are responsible for assessing business and credit risk for each loan in their respective portfolios. The loan watch lists exists as a vehicle measuring and monitoring identified assets with heightened risk characteristics. Heightened risk characteristics would include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. Management meets monthly to re-assess the ongoing status of credits on the watch list. As of December 31, 2007, there were loans totaling $21.0 million on the watch list and $8.3 million on nonaccrual status.

Deposits

Core deposits, which exclude time deposits of $100,000 or more, CDARs deposits, and brokered time deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Core deposits were approximately $345.1 million at December 31, 2007 compared to $222.0 million at December 31, 2006. Although we view CDARs as core customers, by banking regulation, CDARs balances are not considered to be core deposits. CDARs balances were $70.6 million at December 31, 2007 compared to $56.9 million as of December 31, 2006.

The maturity distribution of time deposits of $100,000 or more as of December 31, 2007 was as follows:

(Dollars in thousands)
Three months or less	$64,553
Over three through six months	81,893
Over six through twelve months	90,233
Over twelve months	45,691

Total	$282,370

Borrowed Funds

We have access to various short-term borrowings, including the purchase of federal funds and borrowing arrangements from the FHLB and other financial institutions. There were no FHLB borrowings as of December 31, 2007 and December 31, 2006. The Company had federal funds purchased of $1.5 million as of December 31, 2007 and zero at December 31, 2006. The weighted average interest rate for federal funds purchased for the year ended December 31, 2007 was 5.51%.

Overnight customer sweep agreements totaled $15.1 million as of December 31, 2007 compared to $10.0 million at December 31, 2006. These short-term borrowings are collateralized by securities and generally mature within one day from the transaction date. The agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. For the year ended December 31, 2007, the weighted average interest rate on overnight customer sweep agreements was 3.30%.

As of December 31, 2007, other borrowings totaled $3.0 million compared to zero as of December 31, 2006. Other borrowings represent a revolving line of credit secured by the common stock of the Bank. The $10 million line of credit matures in September 2008 and has a floating rate of 30 day LIBOR plus 1.70%.

At December 31, 2007 and 2006, we had junior subordinated debt totaling $15.5 million. These trust preferred securities and related debentures are described more fully in Note 10 to the Consolidated Financial Statements included in Item 8.

Income Statement Review

We reported net income of $4.0 million for the twelve months ended December 31, 2007, a decrease of $1.2 million, or 23.5%, compared to the same period of the prior year. Basic and diluted earnings per share amounted to $0.86 and $0.85, respectively, compared to $1.24 basic and $1.18 diluted earnings per share for the year ended December 31, 2006. Margin compression and increasing costs to carry nonperforming assets had a negative impact on earnings for the current year.

On December 4, 2007, the Company acquired Allied Bancshares, Inc. The acquisition was accounted for under the purchase method of accounting with the results of operations for Allied included in our consolidated financial results beginning December 4, 2007. This transaction is more fully described in Note 2 to the Consolidated Financial Statements included in Item 8.

Net Interest Income/Margin

Net interest income for 2007 was $21.8 million, an increase of $2.3 million or 11.7% over the same period of 2006. The increase in net interest income was primarily driven by loan growth.

Average loans for 2007 were $445.5 million, compared to $335.5 million for the same period in 2006. The average yield on loans decreased from 9.53% for the twelve months ended December 31, 2006 to 9.26% for the twelve months ended December 31, 2007. Interest reversals related to nonperforming loans contributed to the decline. For the year ended December 31, 2007, average securities available for sale were $100.7 million compared to $88.2 million for the same period of 2006.

The average cost of funds increased 48 basis points to 5.03% for the twelve months ended December 31, 2007 compared to the same period in 2006, primarily due to increases in volume and the interest rates paid on certificates of deposits. Average time deposits for 2007 were $395.7 million, compared to $288.7 million for the same period of 2006, an increase of 37.1%. The average rate paid on time deposits increased from 4.86% for 2006 to 5.39% for 2007. While the Federal Reserve reduced the federal funds target rate during 2007, average rates paid on these deposits typically lag these rate reductions due to the longer term of the accounts.

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

For the twelve months ended December 31, 2007 and 2006, the net interest spread was 3.21% and 3.73%, respectively, while the net interest margin was 3.73% and 4.27%, respectively. A number of factors contributed to the net interest spread and net interest margin compression from a year ago. Competition for deposits, particularly time deposits, increased. Additionally, the higher level of nonperforming assets lowered loan yields.

The following tables show the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three years ended December 31, 2007, 2006 and 2005:

	Twelve Months Ended
	December 31, 2007			December 31, 2006			December 31, 2005
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS:
Federal funds sold	$38,546	$1,954	5.07%	$33,633	$1,686	5.01%	$20,354	$683	3.36%
Interest bearing deposits	728	33	4.54%	431	17	3.94%	590	19	3.22%
Investment securities available for sale
Taxable	78,291	4,156	5.31%	65,313	3,362	5.15%	43,436	1,991	4.58%
Nontaxable[1]	22,382	877	6.03%	22,877	858	5.69%	14,918	491	4.99%
Loans	445,490	41,244	9.26%	335,487	31,965	9.53%	233,039	18,800	8.07%

Total interest earning assets	585,437	48,264	8.24%	457,741	37,888	8.28%	312,337	21,984	7.04%
All other assets	24,621			12,741			7,993

Total assets	$610,058			$470,482			$320,330

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing demand deposits and savings	$101,769	3,529	3.47%	$94,452	3,155	3.34%	$78,454	1,733	2.21%
Time deposits	395,722	21,330	5.39%	288,686	14,027	4.86%	175,614	6,566	3.74%
FHLB borrowings	-	-	-	1,300	41	3.15%	2,743	76	2.78%
Subordinated debt	15,465	1,154	7.46%	11,169	864	7.74%	5,155	324	6.29%
Other borrowings	12,883	426	3.31%	7,669	259	3.38%	6,470	313	4.84%

Total interest bearing liabilities	525,839	26,439	5.03%	403,276	18,346	4.55%	268,436	9,012	3.36%

Noninterest-bearing deposits	33,250			31,485			26,861
Other liabilities	5,315			3,277			1,227
Shareholders’ equity	45,654			32,444			23,806

Total liabilities and shareholders’ equity	$610,058			$470,482			$320,330

Net interest spread			3.21%			3.73%			3.68%
Net interest margin on average earning assets			3.73%			4.27%			4.15%

Net interest income		$21,825			$19,542			$12,972

1	Yield is on a tax-equivalent basis

Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Loan fees totaled $2.2 million, $2.4 million, and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included with interest income on loans.

The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by us on such assets and liabilities for the years ended December 31, 2007, 2006 and 2005. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

	Twelve Months Ended December 31, 2007 Compared to 2006 Increase/(decrease) Due to changes in			Twelve Months Ended December 31, 2006 Compared to 2005 Increase/(decrease) Due to changes in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
ASSETS:
Federal funds sold	$248	20	268	$571	432	1,003
Interest bearing deposits	13	3	16	(6)	4	(2)
Investment securities
Taxable	699	178	877	1,102	269	1,371
Nontaxable	(19)	(45)	(64)	291	76	367
Loans	10,209	(930)	9,279	9,325	3,840	13,165

Total interest earning assets	11,150	(774)	10,376	11,283	4,621	15,904

LIABILITIES:
Interest-bearing deposits	249	125	374	405	1,017	1,422
Time deposits	5,643	1,660	7,303	5,092	2,369	7,461
FHLB borrowings	(41)	-	(41)	(44)	9	(35)
Trust preferred securities	322	(32)	290	451	89	540
Other borrowings	172	(5)	167	50	(104)	(54)

Total interest bearing liabilities	6,345	1,748	8,093	5,954	3,380	9,334

	$4,805	(2,522)	2,283	$5,329	1,241	6,570

Other Income and Other Expense

For the twelve months ended December 31, 2007 and 2006, total noninterest income totaled $1.6 million and $1.8 million, respectively. There was a $327 thousand, or 24.7% decrease in gains on the sale of SBA loans, while other noninterest income increased $82 thousand, or 17.4% compared to the year ended December 31, 2006. Other noninterest income was comprised primarily of service charge and fee income.

Total noninterest expense for the twelve months ended December 31, 2007 increased $3.7 million, or 32.8% from 2006. The primary component of total noninterest expense was salary and employee benefits, which totaled $8.7 million and $6.9 million for the years ended December 31, 2007 and 2006, respectively. The $1.8 million, or 26.5% increase in salary and employee benefits primarily resulted from additional employees hired in late 2006. We had 124 full time equivalent employees at December 31, 2007, compared to 90 full time equivalent employees at December 31, 2006. The increase was primarily due to the acquisition of Allied employees in December 2007. Legal and other professional services totaled $517 thousand and $373 thousand for the years ended December 31, 2007 and 2006, respectively. The increase was primarily due to additional professional fees associated with our public registration in connection with the Allied acquisition. Other operating expenses increased $1.4 million, or 74.5% from the twelve months ended December 31, 2006, primarily due to an $882 thousand increase in provision for OREO losses and OREO expenses, as well as a $187 thousand increase in FDIC premiums.

The following table shows the components of noninterest expense for the three years ended December 31, 2007, 2006 and 2005.

	Twelve months ended December 31
(Dollars in Thousands)	2007	2006	2005
Salaries and employee benefits	$8,725	$6,897	$4,904
Occupancy expenses	1,862	1,486	1,055
Advertising and marketing	635	661	401
Legal and other professional services	517	373	262
FDIC premiums	232	45	31
Provision for OREO losses	615	-	-
OREO expenses	270	3	-
Amortization of intangibles	24	-	-
Data processing and technology	782	645	460
Other expenses	1,257	1,129	840

Total noninterest expense	$14,919	$11,239	$7,953

Income Taxes

The provision for income taxes was $2.0 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively. Effective tax rates for the periods were 32.9% and 34.9%, respectively.

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

At December 31, 2006, we had arrangements with a correspondent and commercial banks for short term unsecured advances up to $20.5 million. As of December 31, 2007, we had arrangements totaling $38.0 million. In 2007, we also entered into a revolving credit line with additional available funds of $7.0 million as of December 31, 2007.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and due from banks increased $11.3 million from December 31, 2006, to a total of $19.2 million at December 31, 2007. Cash used in investing activities totaled $72.7 million for 2007, primarily due to increases in loans. Cash provided by financing activities totaled $74.6 million for the twelve months ended December 31, 2007, due to increases in deposits.

The table below contains a summary of our contractual obligations as of December 31, 2007:

(Dollars in Thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Deposits having no stated maturity	$183,226	$-	$-	$-	$183,226
Subordinated debentures	-	5,155	10,310	-	15,465
Certificates of deposit	492,035	63,184	17,303	-	572,522
Federal funds purchased and repurchase agreements	16,570	-	-	-	16,570
Other borrowings	3,000	-	-	-	3,000
Leases	858	1,496	1,384	1,291	5,029

	$695,689	$69,835	$28,997	$1,291	$795,812

Capital Resources

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as such terms are defined in the regulations. Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of December 31, 2007, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

At December 31, 2007, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Tier 1 Leverage	Tier 1 Risk-based	Total Risk-based
Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%

Actual ratios at December 31, 2007
The Buckhead Community Bank	10.62%	9.25%	10.50%
Consolidated	10.53%	9.25%	10.50%

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

The table below contains a summary of our commitments as of December 31, 2007 and December 31, 2006.

	December 31
(Dollars in Thousands)	2007	2006
Commitments to extend credit	$158,997	$100,120
Standby letters of credit	7,681	1,921

	$166,678	$102,041

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest income. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. The Company models ramp scenarios that assume gradual increases and decreases of 300 basis points each over the next twelve months. At December 31, 2007, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 16.43% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 12.63% decrease in net interest income. At December 31, 2006, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 17.05% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 15.02% decrease in net interest income.

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

The following table shows interest sensitivity gaps for these different intervals.

	Interest Sensitivity by Month As of December 31, 2007
(Dollars in thousands)	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest-earning assets:
Federal funds sold	$23,428	-	-	-	-	23,428
Interest Bearing Due From accounts	2,264	-	-	-	-	2,264
Investment securities available for sale	-	26,892	13,343	40,233	30,940	111,408
Loans	-	555,638	61,672	46,146	12,663	676,119

Total earning assets	25,692	582,530	75,015	86,379	43,603	813,219

Interest-bearing liabilities
Non-Interest Bearing Deposits	-	1,452	4,359	23,248	17,437	46,496
Interest bearing deposits	-	1,848	5,547	29,515	-	36,910
Savings Deposits (includes MMkt)	-	94,048	915	4,857	-	99,820
Time Deposits	-	135,763	356,591	80,168	-	572,522
Federal funds purchased and repurchase agreements	16,570	-	-	-	-	16,570
Other Borrowings	-	-	3,000	-	-	3,000
Junior subordinated debt	-	-	-	15,465	-	15,465

Interest-bearing liabilities	16,570	233,111	370,412	153,253	17,437	790,783

Interest Sensitivity Gap	9,122	349,419	(295,397)	(66,874)	26,166

Cumulative interest-sensitivity gap	$9,122	358,541	63,144	(3,730)	22,436

Ratio of cumulative interest-sensitivity gap to total earning assets	1.12%	44.09%	7.76%	-0.46%	2.76%

As demonstrated in the preceding table, 78.4% of interest-bearing liabilities will reprice within twelve months compared with 84.0% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. In addition, the Company may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Buckhead Community Bancorp, Inc.

Atlanta, Georgia

We have audited the consolidated balance sheets of Buckhead Community Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckhead Community Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 28, 2008

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of December 31
(dollars in thousands)	2007	2006

ASSETS
Cash and due from banks	$19,157	$7,869
Interest-bearing deposits in other banks	2,264	387
Federal funds sold	23,428	40,585

Securities available for sale, at fair value	109,647	97,794
Restricted equity securities, at cost	1,761	1,247

Total investment securities	111,408	99,041
Loans held for sale	1,232	3,574
Loans, net of unearned income	676,119	378,326
Allowance for loan losses	(9,787)	(4,518)

Net loans	666,332	373,808

Bank premises and equipment	10,949	6,272
Accrued interest receivable	4,696	3,235
Goodwill	32,655	-
Other intangible assets	2,367	-
Other real estate owned	13,437	1,703
Other assets	11,020	4,752

Total assets	$898,945	$541,226

LIABILITIES
Noninterest-bearing demand deposits	$46,496	$34,639
Interest-bearing deposits	709,252	437,450

Total deposits	755,748	472,089

Short-term borrowings	19,570	10,035
Junior subordinated debt	15,465	15,465
Accrued interest payable	3,885	2,349
Accrued expenses and other liabilities	14,805	1,497

Total liabilities	809,473	501,435

SHAREHOLDERS’ EQUITY
Special stock, par value $0.01; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01; 10,000,000 shares authorized; 6,315,813 and 4,567,344 shares issued and outstanding, respectively	63	46
Capital surplus	72,584	27,403
Retained earnings	17,285	13,257
Accumulated other comprehensive loss	(279)	(874)
Deferred compensation	(181)	(41)

Total shareholders’ equity	89,472	39,791

Total liabilities and shareholders’ equity	$898,945	$541,226

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Twelve Months Ended December 31
(dollars in thousands, except share and per share data)	2007	2006	2005

INTEREST INCOME
Loans, including fees	$41,244	$31,965	$18,800
Securities:
Taxable	4,067	3,284	1,950
Tax-exempt	877	858	491
Federal funds sold and short-term investments	1,987	1,703	702
Dividends	89	78	41

Total interest income	48,264	37,888	21,984

INTEREST EXPENSE
Deposits	24,859	17,182	8,299
Short-term and other borrowings	1,580	1,164	713

Total interest expense	26,439	18,346	9,012

NET INTEREST INCOME	21,825	19,542	12,972
Provision for loan losses	2,459	2,050	1,775

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,366	17,492	11,197

NONINTEREST INCOME
Gain on sale of loans held for sale	995	1,322	1,462
Gain (loss) on sale of securities available for sale	13	37	(4)
Other noninterest income	552	470	320

Total noninterest income	1,560	1,829	1,778

NONINTEREST EXPENSE
Salaries and employee benefits	8,725	6,897	4,904
Occupancy expenses	1,862	1,486	1,055
Advertising and marketing	635	661	401
Legal and other professional services	517	373	262
Other operating expenses	3,180	1,822	1,331

Total noninterest expense	14,919	11,239	7,953

INCOME BEFORE INCOME TAXES	6,007	8,082	5,022
Provision for income taxes	1,979	2,820	1,744

NET INCOME	$4,028	$5,262	$3,278

EARNINGS PER SHARE
Basic	$0.86	$1.24	$0.94
Diluted	$0.85	$1.18	$0.86

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	4,679,665	4,227,932	3,491,643
Diluted	4,728,526	4,447,240	3,823,320

CASH DIVIDENDS PER SHARE	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Twelve Months Ended December 31
(dollars in thousands)	2007	2006	2005

Net income	$4,028	$5,262	$3,278

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period on securities available for sale, net of tax (benefits) of $309, $70, and $(327), respectively	604	136	(636)

Reclassification adjustment for (gains) losses realized in net income, net of tax (benefits) of $4, $13 and $(1), respectively	(9)	(24)	3

Other comprehensive income (loss)	595	112	(633)

Comprehensive income	$4,623	$5,374	$2,645

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Total Shareholders’ Equity
(dollars in thousands, except share data)	Shares	Par Value
Balance, December 31, 2004	3,391,015	$34	$14,346	$4,717	$(353)	$-	$18,744
Net income	-	-	-	3,278	-	-	3,278
Sale of common stock	500,000	5	7,495	-	-	-	7,500
Exercise of stock options	11,379	-	66	-	-	-	66
Other comprehensive income (loss)	-	-	-	-	(633)	-	(633)

Balance, December 31, 2005	3,902,394	$39	$21,907	$7,995	$(986)	$-	$28,955

Net income	-	-	-	5,262	-	-	5,262
Exercise of stock options	661,950	7	1,978	-	-	-	1,985
Tax benefit from exercise of stock options	-	-	3,469	-	-	-	3,469
Restricted stock award	3,000	-	49	-	-	(49)	-
Stock-based compensation	-	-	-	-	-	8	8
Other comprehensive income (loss)	-	-	-	-	112	-	112

Balance, December 31, 2006	4,567,344	$46	$27,403	$13,257	$(874)	$(41)	$39,791

Net income	-	-	-	4,028	-	-	4,028
Sale of common stock	186,995	2	4,673	-	-	-	4,675
Exercise of stock options	19,200	-	176	-	-	-	176
Stock-based compensation	-	-	7	-	-	46	53
Restricted stock award	7,822	-	186	-	-	(186)	-
Acquisition of Allied Bancshares, Inc.	1,534,452	15	40,139	-	-	-	40,154
Other comprehensive income (loss)	-	-	-	-	595	-	595

Balance, December 31, 2007	6,315,813	$63	$72,584	$17,285	$(279)	$(181)	$89,472

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31
(dollars in thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$4,028	$5,262	$3,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	699	537	376
Provision for loan losses	2,459	2,050	1,775
Provision for foreclosed property	615	-	-
Deferred income tax provision	(866)	(595)	(411)
Net (gains) losses on sales of securities	(13)	(37)	4
Gains on sales of loans	(995)	(1,322)	(1,462)
Stock-based compensation	53	8	-
Decrease (increase) in loans held for sale	3,337	1,035	(4,609)
(Increase) decrease in interest receivable	(148)	(1,066)	(813)
Increase in interest payable	618	1,250	622
Net other operating activities	(344)	(516)	(430)

Net cash provided by (used in) operating activities	9,443	6,606	(1,670)

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in banks	3,026	(49)	250
Purchases of securities available for sale	(9,582)	(51,906)	(28,735)
Proceeds from sales of securities available for sale	2,626	8,832	14,220
Proceeds from calls and maturities of securities available for sale	12,485	10,116	6,012
Net (purchases) sales of restricted equity securities	(172)	(95)	267
Net decrease (increase) in federal funds sold	24,569	5,459	(33,252)
Net increase in loans	(110,566)	(117,599)	(76,348)
Proceeds from sale of other real estate	2,524	1,224	98
Purchases of bank premises and equipment	(850)	(1,064)	(2,280)
Net cash acquired through business combination	3,209	-	-

Net cash used in investing activities	(72,731)	(145,082)	(119,768)

FINANCING ACTIVITIES
Net increase in deposits	65,182	123,831	128,414
Net change in federal funds purchased and repurchase agreements	6,535	3,946	(3,824)
Net proceeds from (repayment of) other borrowings	3,000	(1,500)	(8,988)
Proceeds from junior subordinated debt	-	10,000	-
Net proceeds from issuance of common stock	176	1,985	7,566
Stock issuance costs	(317)	-	-
Tax benefit from exercise of stock options	-	3,469	-

Net cash provided by financing activities	74,576	141,731	123,168

Change in cash and due from banks	11,288	3,255	1,730
Cash and due from banks at beginning of period	7,869	4,614	2,884

Cash and due from banks at end of period	$19,157	$7,869	$4,614

Supplemental Disclosures:
Cash paid during the period for:
Interest	$24,903	$17,090	$8,390
Income taxes	$2,160	$1,535	$2,223

Non-cash investing activities:
Transfer of loans to other real estate owned	$14,517	$2,869	$-
Net non-cash impact of acquisition of Allied Bancshares, Inc.	$40,471	$-	$-

The accompanying notes are an integral part of these financial statements.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies and Recent Accounting Pronouncements

Nature of Operations

Buckhead Community Bancorp, Inc. (“Buckhead” or the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, The Buckhead Community Bank (the “Bank”). The Bank is a commercial bank headquartered in Atlanta, Fulton County, Georgia. The Bank operates seven branch locations and one loan production office, all of which are located in metropolitan Atlanta, Georgia. The Bank provides a full range of banking services in its primary market areas.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation. Results of operations of companies purchased are included from the date of acquisition. Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior period amounts to conform to the current period presentation, with no impact to total assets or net income.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, deferred income taxes, goodwill, intangible assets, and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed assets, management obtains independent appraisals for significant collateral.

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from restricted equity securities, loans, interest bearing deposits in banks, federal funds sold, other borrowings and deposits are reported on a net basis.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $2,224,000 and $1,339,000 at December 31, 2007 and 2006, respectively.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Securities

All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. Restricted equity securities without a readily determinable fair value are reported at cost.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans

Loans are reported at their outstanding principal balances less net deferred loan fees and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cost-recovery method, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Loans Held for Sale

The Company originates and sells certain loans in established secondary markets. Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or market value. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans less direct selling costs. As of December 31, 2007 and 2006, loans held for sale were comprised of Small Business Administration (“SBA”) loans in the process of being sold to investors.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectability of the principal is unlikely. Subsequent recoveries, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are any significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets or lease term. The range of estimated useful lives for land improvements is 10 to 35 years, for buildings and improvements, 10 to 40 years, and for furniture and equipment, 3 to 8 years. The estimated useful life for leasehold improvements is the remaining term of the lease, which is approximately 5 years.

Foreclosed Assets

Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and any subsequent adjustments to the carrying value are expensed. Foreclosed assets totaled $13,437,212 and $1,702,579 at December 31, 2007 and 2006, respectively.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is not amortized and instead is subject to impairment testing on an annual basis, or more often if events or circumstances indicate that there may be impairment.

Identified intangible assets that have a finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock-Based Compensation

At December 31, 2007, the Company had a stock-based compensation plan, which is described more fully in Note 12. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under the modified-prospective-method, compensation cost recognized for all share-based payments granted on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the year ended December 31, 2005 (in thousands, except per share data):

Net income, as reported	$3,278
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	98

Pro forma net income	$3,180

Earnings per share:
Basic - as reported	$0.94

Basic - pro forma	$0.91

Diluted - as reported	$0.86

Diluted - pro forma	$0.83

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Prior to the adoption of Statement 123(R), the Company would have presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and restricted stock.

Stock Split

The Company declared a 20% stock split effected in the form of a stock dividend during 2006. Earnings per share and all stock option disclosures for the years ended December 31, 2006 and 2005 have been retroactively adjusted for the increased number of shares of common stock as of the earliest period presented. In addition, the statement of changes in shareholders’ equity has been retroactively adjusted as of the earliest period presented.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 had no effect on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which clarifies how companies should use fair value measurements in accordance with US GAAP for recognition and disclosure. SFAS No. 157 establishes a common definition of fair

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

value and a framework for measuring fair value under US GAAP, along with expanding disclosures about fair value measurements to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards. SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques. SFAS No. 157 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted this standard beginning January 1, 2008. The financial statement impact of this adoption is not expected to be material to the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 . This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted this standard beginning January 1, 2008. The financial statement impact of this adoption is being evaluated; however, it is not expected to be material to the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations” and establishes standards for how the acquirer in a business combination transaction: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement will have on the accounting for future acquisitions and business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51.” A noncontrolling interest, (formerly known as minority interest) is the portion of equity in a subsidiary not attributable to a parent. The standard requires an entity to identify separately the ownership interests in subsidiaries held by parties other than the parent, and to identify the amount of consolidated net income attributable to the parent and to the noncontrolling interest. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The impact of this standard is not expected to be material to the Company’s financial position or results of operations.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Acquisitions

On December 4, 2007, the Company acquired 100 percent of the outstanding common shares of Allied Bancshares, Inc. (“Allied”) and its subsidiary, First National Bank of Forsyth County. The merger enhanced the Company’s geographic position in counties with high growth potential. The acquisition was accounted for under the purchase method of accounting with the results of operations for Allied included in our consolidated financial results beginning December 4, 2007. Under the purchase method of accounting the assets and liabilities of Allied were recorded at their respective fair values as of December 4, 2007.

The consideration for the acquisition was a combination of cash and stock with a purchase price of approximately $53.8 million. The total consideration consisted of approximately $13.4 million in cash and approximately 1.5 million Buckhead Community Bancorp shares.

The calculation of the purchase price is as follows:

(Dollars in thousands, except per share data)

Total Buckhead Community Bancorp common stock issued	1,534,553
Purchase price per Buckhead Community
Bancorp common share	$25.00

Value of Buckhead Community Bancorp stock issued		38,364
Cash payable to shareholders		13,375
Estimated fair value of employee stock options assumed		2,108

Total purchase price		$53,847

The following condensed balance sheet of Allied discloses amounts assigned to each major asset and liability caption at the acquisition date. The allocation of the final purchase price is still subject to refinement as the integration process continues and additional information becomes available.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)
ASSETS
Cash and due from banks	$3,209
Interest-bearing deposits in other banks	4,903
Federal funds sold	7,412
Securities available for sale	16,774
Net loans	198,934
Bank premises and equipment	4,538
Goodwill	32,655
Core deposit intangible	2,391
Accrued interest receivable	1,313
Other assets	1,672

Total assets	273,801

LIABILITIES
Noninterest-bearing demand deposits	15,401
Interest-bearing deposits	203,076

Total deposits	218,477

Accrued interest payable	918
Accrued expenses and other liabilities	559

Total liabilities	219,954

NET ASSETS ACQUIRED	$53,847

Based on a valuation of their estimated useful lives, the core deposit intangibles will be amortized over an approximate 9 year period using the straight-line method. No goodwill related to Allied is deductible for tax purposes.

The following unaudited condensed income statements disclose the pro forma results of the Company as though the Allied acquisition had occurred at the beginning of the respective periods.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	Twelve months ended December 31, 2007 (Unaudited)
(Dollars in thousands, except share data)	Buckhead Community Bancorp, Inc. [1]	Allied Bancshares, Inc. [2]	Pro Forma Adjustments [3]		Pro Forma Combined

Interest and dividend income	$48,264	$15,500	$(674)		$63,090
Interest expense	26,439	8,653	-		35,092

Net interest income	21,825	6,847	(674)		27,998
Provision for loan losses	2,459	1,951	-		4,410

Net interest income after provision for loan losses	19,366	4,896	(674)		23,588

Noninterest income	1,560	1,067	-		2,627
Noninterest expense	14,919	5,630	287		20,836

Income from continuing operations before provision for income taxes	6,007	333	(961)		5,379
Provision for income taxes	1,979	161	(336)		1,804

Income from continuing operations	$4,028	$172	$(625)		$3,575

Average shares:
Basic	4,679,665	1,521,918	(152,192	) [4]	6,049,391
Diluted	4,728,526	1,758,210	(175,821	) [4]	6,310,915

Income from continuing operations per average common share:
Basic	0.86	0.11	-		0.59
Diluted	0.85	0.10	-		0.57

1	The reported results of Buckhead Community Bancorp, Inc. for the twelve months ended December 31, 2007 include the results of Allied Bancshares, Inc. from the December 4, 2007 acquisition date.

2	Represents results of Allied Bancshares, Inc. from January 1, 2007 through December 3, 2007.

3

Pro forma adjustments include the following items: loss of interest on federal funds sold used to fund the acquisition of $444 thousand; amortization of core deposit intangible of $260 thousand; amortization of loan purchase accounting adjustment of $138 thousand; amortization of investment securities purchase accounting adjustment of $92 thousand; depreciation of building purchase accounting adjustment of $27 thousand; net tax effect of all pro-forma adjustments at 35%.

4	Assumes 75% stock merger consideration at an exchange ratio of 1.20.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	Twelve months ended December 31, 2006 (Unaudited)
(Dollars in thousands, except share data)	Buckhead Community Bancorp, Inc. [1]	Allied Bancshares, Inc. [2]	Pro Forma Adjustments [3]		Pro Forma Combined

Interest and dividend income	$37,888	$12,736	$(732)		$49,892
Interest expense	18,346	5,634	(186)		23,794

Net interest income	19,542	7,102	(546)		26,098
Provision for loan losses	2,050	661	-		2,711

Net interest income after provision for loan losses	17,492	6,441	(546)		23,387

Noninterest income	1,829	320	-		2,149
Noninterest expense	11,239	3,646	313		15,198

Income from continuing operations before provision for income taxes	8,082	3,115	(859)		10,338
Provision for income taxes	2,820	1,204	(301)		3,723

Income from continuing operations	$5,262	$1,911	$(558)		$6,615

Average shares:
Basic	4,227,932	1,502,575	(150,258	) [4]	5,580,249
Diluted	4,447,240	1,684,947	(168,495	) [4]	5,963,692

Income from continuing operations per average common share:
Basic	1.24	1.27	-		1.19
Diluted	1.18	1.13	-		1.11

1	Represents results of Buckhead Community Bancorp, Inc. for the twelve months ended December 31, 2006.

2	Represents results of Allied Bancshares, Inc. for the twelve months ended December 31, 2006.

3

Pro forma adjustments include the following items: loss of interest on federal funds sold used to fund the acquisition of $481 thousand; amortization of core deposit intangible of $283 thousand; amortization of loan purchase accounting adjustment of $151 thousand; amortization of investment securities purchase accounting adjustment of $100 thousand; depreciation of building purchase accounting adjustment of $30 thousand; and accretion of deposit purchase accounting adjustment of $186 thousand; net tax effect of all pro-forma adjustments at 35%.

4	Assumes 75% stock merger consideration at an exchange ratio of 1.20.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Securities

The amortized cost and fair value of securities are summarized as follows:

	December 31, 2007
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$62,106	$481	$(337)	$62,250
Trust Preferred Securities	1,450	7	-	1,457
Corporate bonds	250	1	-	251
State and municipal securities	24,561	31	(350)	24,242
Mortgage-backed securities	21,704	49	(306)	21,447

Total securities available for sale	$110,071	$569	$(993)	$109,647

	December 31, 2006
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$58,112	$23	$(1,081)	$57,054
Trust Preferred Securities	1,450	-	-	1,450
Corporate bonds	250	-	-	250
State and municipal securities	23,891	441	(245)	24,087
Mortgage-backed securities	15,417	4	(468)	14,953

Total securities available for sale	$99,120	$468	$(1,794)	$97,794

Restricted equity securities consist of the following:

	December 31
(Dollars in thousands)	2007	2006
Federal Home Loan Bank stock	$1,296	$782
Common trust securities	465	465

Total restricted securities	$1,761	$1,247

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Securities with an approximate carrying value of $67,224,000 and $55,942,000 were pledged to secure public deposits, other borrowings and for other purposes required or permitted by law, as of December 31, 2007 and 2006, respectively.

The amortized cost and fair value of debt securities as of December 31, 2007 by contractual maturity are presented below. Actual maturities may differ from contractual maturities for mortgage-backed securities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are not presented in the following table by maturity class.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in less than one year	$6,369	$6,198
Due after one year through five years	3,652	3,676
Due after five years through ten years	30,410	30,524
Due after ten years	47,936	47,802
Mortgage-backed securities	21,704	21,447

	$110,071	$109,647

Gross gains and losses on sales of securities consisted of the following:

	Twelve months ended December 31
(Dollars in thousands)	2007	2006	2005

Gross gain on sale	$18	$37	$90
Gross loss on sale	(5)	-	(94)

	$13	$37	$(4)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2007 and 2006.

	December 31, 2007
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and other U.S. government agencies and corporations	$494	$192	$16,006	$145	$16,500	$337
State and municipal securities	4,084	270	8,520	80	12,604	350
Mortgage-backed securities	14,564	46	6,425	260	20,989	306

	$19,142	$508	$30,951	$485	$50,093	$993

	December 31, 2006
	Less than twelve months		Twelve months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and other U.S. government agencies and corporations	$21,781	$137	$30,250	$944	$52,031	$1,081
State and municipal securities	969	87	6,582	158	7,551	245
Mortgage-backed securities	906	15	12,518	453	13,424	468

	$23,656	$239	$49,350	$1,555	$73,006	$1,794

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4 – Loans and Allowance for Loan Losses

The composition of loans is summarized as follows:

	December 31
(Dollars in Thousands)	2007	2006

Commercial	$77,837	$69,931
Real estate - mortgage	213,248	92,001
Real estate - construction	371,506	209,604
Consumer, installment and other	14,358	7,519

Total loans	676,949	379,055

Less: Allowance for loan losses	9,787	4,518
Less: Unearned Loan Fees	830	729

Net loans	$666,332	$373,808

Activity in the allowance for loan losses for the twelve months ended December 31 is summarized in the table below:

	Twelve months ended December 31
(Dollars in Thousands)	2007	2006	2005

Balance at beginning of year	$4,518	$3,293	$2,386
Allowance from acquisitions	3,967	-	-
Provision for loan losses	2,459	2,050	1,775
Loan charge-offs	(1,226)	(831)	(907)
Loan recoveries	69	6	39

Balance at end of year	$9,787	$4,518	$3,293

Impaired loans, consisting solely of loans on nonaccrual status, totaled approximately $8.3 million and $3.6 million at December 31, 2007 and 2006, respectively. A valuation allowance on impaired loans is included in the allowance for loan losses and totaled approximately $760 thousand and $382 thousand at December 31, 2007 and 2006, respectively. The average investment in impaired loans for the years ended December 31, 2007, 2006 and 2005 was approximately $5.2 million, $2.1 million and $1.0 million respectively. Interest income on impaired loans included in the results of operations for the years ended December 31, 2007, 2006 and 2005, totaled approximately $69 thousand, $118 thousand and $52 thousand, respectively.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Loans past due ninety days or more and still accruing interest amounted to approximately $3.4 million and $1.9 million at December 31, 2007 and 2006, respectively.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2007 are as follows:

(Dollars in thousands)
Beginning Balance - December 31, 2006	$5,449
Advances	6,317
Repayments	(5,217)

Ending Balance - December 31, 2007	$6,549

Note 5 – Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
(Dollars in Thousands)	2007	2006

Land and land improvements	$2,270	$1,035
Building	5,988	3,079
Leasehold improvements	1,840	1,118
Furniture and equipment	4,099	2,501
Construction in process	-	322

	14,197	8,055
Accumulated depreciation	(3,248)	(1,783)

	$10,949	$6,272

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 totaled approximately $711 thousand, $537 thousand and $376 thousand, respectively.

Note 6 – Leases

The Company leases five of its banking offices under operating lease agreements. The terms of each lease agreement are as follows:

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The Company leases its main office in Atlanta under three operating lease agreements from an entity controlled by a director. The lease term for two of the leases is 10 years and the lease term for the third lease is 95 months. All three leases are structured to expire on the same date and require monthly lease payments based upon the number of square feet under lease multiplied by a base rental factor. Annually, the base rental factor increases by 3%.

The Company leases its Sandy Springs branch office under an operating lease agreement from an unrelated entity. The lease term is 60 months and requires monthly lease payments based upon the number of square feet under lease multiplied by a base rental factor. Annually, the base rental factor increases by 3%. The Company is also responsible for utilities and its share of property taxes under the lease agreement. An additional lease for more office space was obtained in 2006 from an unrelated entity. The lease term is 24 months and requires a fixed payment for the designated square footage.

The Company leases its loan production office in the Johns Creek area under an operating lease agreement from an unrelated entity. The lease term is 69 months and requires monthly lease payments based upon the number of square feet under lease multiplied by a base rental factor. Annually, the base rental factor increases by 4%.

The Company leases its branch office in Midtown Atlanta under an operating lease agreement from an unrelated entity. The lease term is 10 years, with two five-year renewal options, and requires fixed monthly lease payments. The Company is also responsible for utilities, taxes, normal maintenance and its share of operating costs of common areas of the retail center in which the premises is located.

The Company leases its branch office in Cobb County under an operating lease agreement from an unrelated entity. The lease term is 10 years, with one five-year or ten-year renewal option.

The Company leases its branch office in Hall County under an operating lease agreement from an unrelated entity. The lease will expire at the end of February 2010.

In addition, the Company leases office space for two SBA Loan Originators. These lease payments are not significant and do not extend beyond August 2008.

Total rental expense for all leases totaled approximately $708,000, $568,000 and $448,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments on the leases, excluding any renewal options, described above are summarized as follows:

(Dollars in Thousands)
2008	$858
2009	804
2010	692
2011	684
2012	700
Thereafter	1,291

$5,029

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible Assets

Goodwill will be tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit (i.e. branch) below its carrying amount. No events or circumstances have occurred since the acquisition of Allied Bancshares, Inc., that would more than likely reduce its fair value below its carrying value.

The changes in the carrying amount of other intangible assets and goodwill for the twelve months ended December 31, 2007 are as follows:

	Twelve months ended December 31, 2007
(Dollars in Thousands)	Core Deposit Intangible	Goodwill	Total

Balance at beginning of year	$-	$-	$-
Acquisition of Allied Bancshares, Inc.	2,391	32,655	35,046
Amortization	(24)	-	(24)

Balance at end of year	$2,367	$32,655	$35,022

The estimated amortization expense for core deposit intangible assets, for the full year of 2008 and the subsequent years is as follows:

(Dollars in Thousands)	Core Deposit Intangible

2008	$283
2009	283
2010	283
2011	283
2012	283
Thereafter	952

$2,367

Note 8 – Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 totaled approximately $326.6 million and $177.8 million, which included brokered certificates of deposits (not including CDARs) of approximately $99.5 million and $50.6 million as of December 31, 2007 and 2006, respectively. The scheduled maturities of time deposits (including CDARs) at December 31, 2007 are as follows:

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Maturing in:

2008	$492,035
2009	24,970
2010	38,214
2011	7,283
2012	10,020

$572,522

Note 9 – Short-term Borrowings

Short-term borrowings consisted of the following:

	December 31
(Dollars in thousands)	2007	2006

Federal funds purchased	$1,466	$-
Overnight customer sweep agreements	15,104	10,035
Other borrowings	3,000	-

	$19,570	$10,035

Overnight customer sweep agreements, which are short-term borrowings collateralized by securities, generally mature within one day from the transaction date. The agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. For the year ended December 31, 2007, the weighted average interest rate on overnight customer sweep agreements was 3.30%. The weighted average interest rate for federal funds purchased was 5.51%.

As of December 31, 2007, other borrowings consisted of a revolving line of credit secured by the common stock of The Buckhead Community Bank. The line of credit matures in September 2008 and has a floating rate of 30 day LIBOR plus 1.70%. The weighted average interest rate for other borrowings was 6.55% at December 31, 2007.

Note 10 – Junior Subordinated Debt

Buckhead Community Bancorp Statutory Trust I

The Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

of the Company. The junior subordinated debentures can be redeemed prior to maturity at the option of the Company on or after August 11, 2009. The sole assets of the guarantor trust are the Junior Subordinated Deferrable Interest Debentures of the Company (the “debentures”) held by the grantor trust. The debentures have the same interest rate (three month LIBOR plus 2.90%, floating) as the trust preferred securities. The Company has the right to defer interest payments on the debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the maturity of the related debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.

Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Company to the extent of funds held by the grantor trust (the “Preferred Securities Guarantee”). The Preferred Securities Guarantee, when taken together with the Company’s other obligations under the debentures, constitute a full and unconditional guarantee, on a subordinated basis, by the Company of payments due on the trust preferred securities.

The trust preferred securities and the related debentures were issued on August 11, 2004. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2004. Interest on the debentures is paid on the corresponding dates. The aggregate principal amount of Trust I debentures outstanding at December 31, 2007 and 2006 was $5,155,000. Certain issue costs are being amortized over the life of the debentures, and the outstanding balance of the unamortized issue costs at December 31, 2007 and 2006 was approximately $92 thousand and $94 thousand, respectively.

Buckhead Community Bancorp Statutory Trust II

During 2006, the Company formed a second wholly-owned grantor trust to issue cumulative trust preferred securities. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Company. The junior subordinated debentures can be redeemed prior to maturity at the option of the Company on or after July 7, 2011. The sole assets of the guarantor trust are the debentures held by the grantor trust. The debentures have the same interest rate (LIBOR plus 1.55%, floating) as the trust preferred securities. The Company has the right to defer interest payments on the debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.

Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Company to the extent of funds held by the grantor trust. The Preferred Securities Guarantee, when taken together with the Company’s other obligations under the debentures, constitute a full and unconditional guarantee, on a subordinated basis, by the Company of payments due on the trust preferred securities.

The trust preferred securities and the related debentures were issued on May 24, 2006. Distributions on the trust preferred securities are paid quarterly on April 7, July 7, October 7 and January 7 of each year, beginning on July 7, 2006. Interest on the debentures is paid on the corresponding dates. The aggregate

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

principal amount of Trust II debentures outstanding at December 31, 2007 and 2006 was $10,310,000. There were no issue costs associated with the issuance of the debentures.

Note 11 – Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan covering substantially all employees. Contributions to the plan charged to expense totaled approximately $103 thousand, $99 thousand and $59 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 12 – Stock-based Compensation

The Company has a stock incentive plan under which we may grant stock options or other stock awards to our employees, directors and other key persons to purchase shares of common stock. Awards are granted at prices equal to the fair market value of the shares at the date of grant and are exercisable as determined by the plan’s administrative committee. Stock options expire ten years from the date of grant. The general terms of the plan also include a vesting period which is usually three to four years for awards granted since January of 2007. Options granted prior to that date generally vested immediately. Through December 31, 2007, incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share Based Payment” (“SFAS No. 123(R)”) utilizing the modified prospective method of accounting. Grant date fair value is measured on the date of grant using an option pricing model with market assumptions. The grant date fair value is amortized into expense on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including but not limited to, historical stock price volatility, forfeiture rates, term, annual dividends and interest rates, which if changed could materially affect our fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of our stock options.

Stock Options

The following is a summary of the Company’s weighted average assumptions used to estimate the weighted average per share fair value of options granted during the twelve months ended December 31, 2007, 2006 and 2005, on the date of grant using the Black-Scholes option pricing model. No stock options were granted during 2006. Prior to 2006, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, excluding the effects of volatility. Under SFAS 123, this was a minimum value method.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	December 31
	2007	2006	2005
Expected volatility	18%	N/A	0%
Expected dividend yield	2%	N/A	0%
Expected life (in years)	6.5	N/A	10.0
Risk-free rate	4.6%	N/A	4.3%
Annual forfeiture rate	3%	N/A	0%
Weighted average fair value of options	$5.04	N/A	$3.87

The Company expensed approximately $7 thousand during the year ended December 31, 2007 and $0 during 2006 and 2005, related to stock options. The total compensation cost related to nonvested awards not yet recognized was approximately $12 thousand as of December 31, 2007 and the weighted average period over which it is to be recognized is 2 years.

The following table presents a summary of stock option activity:

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	Twelve months ended December 31, 2007
(Dollars in thousands, except per share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, January 1, 2007	65,197	$5.95
Granted	3,779	22.50
Allied options assumed at acquisition	135,960	9.50
Exercised	(19,200)	9.17

Options outstanding, December 31, 2007	185,736	$8.55	6.4	$3,055

Exercisable, December 31, 2007	181,957	$8.26	6.3	$3,046

	Twelve months ended December 31, 2006
(Dollars in thousands, except per share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, January 1, 2006	735,697	$3.22
Granted	-	-
Exercised	(670,500)	2.96

Options outstanding and exercisable, December 31, 2006	65,197	$5.95	2.5	$916

	Twelve months ended December 31, 2005
(Dollars in thousands, except per share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, January 1, 2005	724,211	$3.05
Granted	25,141	9.08
Exercised	(13,655)	4.82

Options outstanding and exercisable, December 31, 2005	735,697	$3.22	3.5	$9,895

The following table presents information on nonvested stock options for the year ended December 31, 2007:

	Shares	Weighted- Average Fair Value

Nonvested stock options at December 31, 2006	-	$-
Granted	3,779	5.04
Vested	-

Nonvested stock options at December 31, 2007	3,779	$5.04

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The following table presents information on stock options by ranges of exercise price at December 31, 2007:

(Dollars in thousands, except per share data)	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number Outstanding at December 31, 2007	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

$2.96 - $ 8.33	149,244	$6.94	5.9	$2,695	149,244	$6.94	5.9	$2,695
$8.34 - $ 12.50	17,113	12.09	7.8	221	17,113	12.09	7.8	221
$12.51 - $ 22.50	19,379	17.81	8.8	139	15,600	16.67	8.8	130

	185,736	$8.55	6.4	$3,055	181,957	$8.26	6.3	$3,046

At the Company’s annual shareholders’ meeting in 2007, the stock option plan was replenished with an additional 800,000 shares. All 800,000 are available for future stock option grants to employees and directors under the existing plan at December 31, 2007. Total intrinsic value of options exercised was approximately $304 thousand, $9.19 million, and $105 thousand for the twelve months ended December 31, 2007, 2006 and 2005, respectively. Total grant-date fair value of options vested during the year was $0, $0 and $97.3 thousand for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

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

The unamortized balance of the fair value of the restricted stock grant has been recorded as deferred compensation in the equity section of the consolidated balance sheets. As of December 31, 2007, there was approximately $181 thousand of unrecognized stock-based compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 3.2 years.

The following tables present restricted stock activity:

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)	Shares	Weighted-Average Grant Date Fair Value

Outstanding, January 1, 2007	3,000	$16.67
Granted	7,822	23.78
Vested	(750)	16.67

Outstanding, December 31, 2007	10,072	$22.19

	Shares	Weighted-Average Grant Date Fair Value

Outstanding, January 1, 2006	-	$-
Granted	3,000	16.67
Vested	-	-

Outstanding, December 31, 2006	3,000	$16.67

There were no shares of restricted stock outstanding during the twelve months ended December 31, 2005.

The following table summarizes stock-based compensation expense:

	Twelve months ended December 31
(Dollars in Thousands)	2007	2006	2005

Stock-based compensation expense
Stock options	$7	$-	$-
Restricted stock	46	8	-

	$53	$8	$-

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13 – Earnings Per Share (“EPS”)

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the twelve months ended December 31, 2007, 2006 and 2005.

	Twelve Months Ended December 31
(In thousands, except per share data)	2007	2006	2005

Basic
Net income available to common shareholders	4,028	5,262	3,278

Average basic common shares	4,680	4,228	3,492

Earnings per average common share - basic	$0.86	$1.24	$0.94

Diluted
Net income available to common shareholders	$4,028	$5,262	$3,278

Average basic common shares	4,680	4,228	3,492
Effect of dilutive securities:
Stock options and restricted stock	49	220	332

Average diluted common shares	4,729	4,448	3,824

Earnings per average common share - diluted	$0.85	$1.18	$0.86

Note 14 – Income Taxes

For the years ended December 31, 2007, 2006 and 2005, the components of income tax expense were as follows:

	Twelve months ended December 31
(Dollars in Thousands)	2007	2006	2005

Current	$2,845	$3,415	$2,155

Deferred	(866)	(595)	(411)

Income tax expense	$1,979	$2,820	$1,744

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	Twelve months ended December 31
(Dollars in Thousands)	2007	2006	2005

Income taxes at federal statutory rate	$2,042	$2,748	$1,708
Tax free interest	(270)	(216)	(136)
State tax expense	186	286	146
Other items, net	21	2	26

Income tax expense	$1,979	$2,820	$1,744

Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of the net deferred tax asset at December 31, 2007 and 2006 were as follows:

	December 31
(Dollars in Thousands)	2007	2006

Deferred tax assets:
Allowance for loan losses	$3,403	$1,531
Loan fees	313	275
Non-accrual interest	133	68
Other real estate owned	188	-
Stock-based compensation	16	4
Securities available for sale	146	452
Other	197	12

	4,396	2,342

Deferred tax liabilities:
Depreciation	29	70
Business combination purchase adjustments	1,464	-

	1,493	70

Net deferred income tax assets	$2,903	$2,272

Note 15 – Commitments and Contingencies

Loan Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments to extend credit and letters of credit is as follows:

	December 31
(Dollars in Thousands)	2007	2006

Commitments to extend credit	$158,997	$100,120
Standby letters of credit	7,681	1,921

	$166,678	$102,041

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances the Company deems necessary.

At December 31, 2007 and 2006, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2007 and 2006.

The Company also guarantees credit cards as an accommodation for some of its customers. As of December 31, 2007, this guarantee amounted to approximately $111 thousand.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 16 – Concentrations of Credit

The Company originates primarily commercial, residential and consumer loans in its primary market areas. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy of these areas. Eighty six percent of the Company’s loan portfolio is concentrated in real estate loans. The other significant concentrations of credit by type of loan are set forth in Note 4 to the Consolidated Financial Statements.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of its defined statutory capital base, or approximately $12.7 million as of December 31, 2007.

Note 17 – Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2007, approximately $2.2 million of dividends could be declared without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory capital framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2007:
Total Capital to Risk Weighted Assets
The Buckhead Community Bank	$78,445	10.50%	$59,744	8.00%		$74,680	10.00%
Consolidated	$79,157	10.50%	$60,311	8.00%	$	N/A	N/A %

Tier I Capital to Risk Weighted Assets
The Buckhead Community Bank	$69,105	9.25%	$29,872	4.00%		$44,808	6.00%
Consolidated	$69,729	9.25%	$30,155	4.00%	$	N/A	N/A %

Tier I Capital to Average Assets
The Buckhead Community Bank	$69,105	10.62%	$26,016	4.00%		$32,520	5.00%
Consolidated	$69,729	10.53%	$26,479	4.00%	$	N/A	N/A %

As of December 31, 2006:
Total Capital to Risk Weighted Assets
The Buckhead Community Bank	$47,323	10.77%	$35,136	8.00%		$43,920	10.00%
Consolidated	$60,183	13.63%	$35,328	8.00%	$	N/A	N/A %

Tier I Capital to Risk Weighted Assets
The Buckhead Community Bank	$42,805	9.75%	$17,568	4.00%		$26,352	6.00%
Consolidated	$54,220	12.28%	$17,664	4.00%	$	N/A	N/A %

Tier I Capital to Average Assets
The Buckhead Community Bank	$42,805	8.18%	$20,929	4.00%		$26,161	5.00%
Consolidated	$54,220	10.17%	$21,335	4.00%	$	N/A	N/A %

Note 18 – Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. If observable market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. The techniques used in measuring the fair value of financial instruments are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, Due From Banks, Interest-bearing Deposits in Banks and Federal Funds Sold

The carrying amount of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximates fair value.

Securities

Fair values for securities are based on available quoted market prices. The carrying amount of restricted equity securities with no readily determinable fair value approximates fair value.

Loans

The carrying amount of variable-rate loans that reprice frequently and have no significant changes in credit risk approximates fair value. The fair value of fixed rate loans is estimated based on discounted contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted cash flows or underlying collateral values, where applicable.

Deposits

The carrying amount of demand deposits, savings deposits and variable rate certificates of deposit approximates their fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Short-term Borrowings

The carrying amount of federal funds purchased and repurchased agreements approximates fair value. The carrying amount of variable rate, short-term borrowings approximates their fair value.

Junior Subordinated Debt

The carrying amount of variable rate junior subordinated debt approximates its fair value.

Accrued Interest

The carrying amount of accrued interest approximates its fair value.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	2007		2006
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks, interest-bearing deposits in other banks, and federal funds sold	$44,849	$44,849	$48,841	$48,841
Securities available for sale	109,647	109,647	97,794	97,794
Restricted securities	1,761	1,761	1,247	1,247
Loans and loans held for sale, net	667,564	666,654	377,382	376,850
Accrued interest receivable	4,696	4,696	3,235	3,235

Financial liabilities:
Deposits	755,748	761,248	472,089	471,459
Short-term borrowings	19,570	19,570	10,035	10,035
Junior subordinated debt	15,465	15,465	15,465	15,465
Accrued interest payable	3,885	3,885	2,349	2,349

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 19 – Parent Company Financial Information

The following information presents the condensed balance sheets, statements of income, and cash flows of Buckhead Community Bancorp, Inc.

BALANCE SHEETS - PARENT COMPANY ONLY

	As of December 31
(dollars in thousands)	2007	2006

ASSETS
Cash and due from banks	$3,341	$66
Federal funds sold	8,808	6,158
Securities available for sale, at fair value	-	3,004
Investment in subsidiary	103,849	41,928
Income taxes receivable	239	3,694
Other assets	5,237	569

Total assets	$121,474	$55,419

LIABILITIES
Other borrowings	3,000	-
Junior subordinated debt	15,465	15,465
Payable to Allied Bancshares, Inc. shareholders	13,375	-
Accrued expenses and other liabilities	162	163

Total liabilities	32,002	15,628

SHAREHOLDERS’ EQUITY
Special stock, par value $0.01; 1,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01; 10,000,000 shares authorized; 6,315,813 and 4,567,344 shares issued and outstanding, respectively	63	46
Capital surplus	72,584	27,403
Retained earnings	17,285	13,257
Accumulated other comprehensive loss	(279)	(874)
Deferred compensation	(181)	(41)

Total shareholders’ equity	89,472	39,791

Total liabilities and shareholders’ equity	$121,474	$55,419

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

STATEMENTS OF INCOME - PARENT COMPANY ONLY

	For the Twelve Months Ended December 31
(dollars in thousands, except share data)	2007	2006	2005

INCOME
Securities	172	149	7
Federal funds sold and short-term investments	353	138	-
Dividends	35	29	-

Total interest income	560	316	7

EXPENSE
Junior subordinated debt	1,159	864	324
Other expense	35	48	52

Total expense	1,194	912	376

LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	(634)	(596)	(369)

INCOME TAX BENEFIT	239	225	129

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	(395)	(371)	(240)

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	4,423	5,633	3,518

NET INCOME	$4,028	$5,262	$3,278

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

	For the Twelve Months Ended December 31
(dollars in thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$4,028	$5,262	$3,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(4,423)	(5,633)	(3,518)
Stock-based compensation	-	8	-
Net other operating activities	3,461	58	113

Net cash provided by (used in) operating activities	3,066	(305)	(127)

INVESTING ACTIVITIES
Purchases of securities available for sale	-	(3,000)	-
Proceeds from calls and maturities of securities available for sale	3,000	-	-
Net (increase) in federal funds sold	(2,650)	(6,158)	-
Investment in subsidiary	(3,000)	(3,000)	(7,000)

Net cash (used in) investing activities	(2,650)	(12,158)	(7,000)

FINANCING ACTIVITIES
Proceeds from junior subordinated debt	-	10,000	-
Proceeds from other borrowings	3,000	-	-
Net proceeds from issuance of common stock	176	1,975	7,566
Stock issuance costs	(317)	-	-

Net cash provided by financing activities	2,859	11,975	7,566

Increase/(decrease) in cash and due from banks	3,275	(488)	439
Cash and due from banks at beginning of period	66	554	115

Cash and due from banks at end of period	$3,341	$66	$554

Non-cash impact of acquisition of Allied Bancshares, Inc.	$40,471	-	-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 25, 2008, the board of directors of the Company voted to assume the administration of the Allied 2004 Stock Option Plan, effective as of December 4, 2007, in connection with the acquisition of Allied by the Company. The Company’s assumption of the 2004 Stock Option Plan is solely for the purpose of administering options issued under the 2004 Stock Option Plan that remain outstanding following the acquisition. No new options are to be granted using the 2004 Stock Option Plan.

On March 25, 2008, the Company adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to Buckhead Community Bancorp, Inc., 415 East Paces Ferry Road N.E., Atlanta, Georgia 30305, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Chief Financial Officer at (404) 389-0693.

PART III

Pursuant to General Instruction G(3) to Form 10-K, the Company will provide the information required by Part III by amendment to this Form 10-K no later than April 29, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description of Exhibit

2.1

Agreement and Plan of Reorganization by and among Allied Bancshares, Inc., First National Bank of Forsyth County, Buckhead Community Bancorp, Inc. and The Buckhead Community Bank dated March 1, 2007.(1)

2.2

First Amendment to the Agreement and Plan of Reorganization by and among Allied Bancshares, Inc., First National Bank of Forsyth County, Buckhead Community Bancorp, Inc. and The Buckhead Community Bank dated August 15, 2007. (1)

3.1	Articles of Incorporation of Buckhead Community Bancorp, Inc. (2)

3.2	Amended and Restated Bylaws of Buckhead Community Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of Buckhead Community Bancorp, Inc.(1)

4.2	Indenture dated August 11, 2004 between Buckhead Community Bancorp, Inc. and U.S. Bank, National Association. (2)

4.3	Indenture dated May 24, 2006 between Buckhead Community Bancorp, Inc. and Wells Fargo Bank, National Association. (2)

10.1*	Buckhead Community Bancorp, Inc. 1999 Stock Incentive Plan, as Amended. (2)

10.2*	Form of Option Award for Buckhead Community Bancorp, Inc. 1999 Stock Incentive Plan. (2)

10.3*	Form of Buckhead Community Bancorp, Inc. Restricted Stock Agreement. (2)

10.4*	Executive Employment Agreement dated January 1, 2004, between Buckhead Community Bancorp, Inc. and Marvin Cosgray. (2)

10.5*	Executive Employment Agreement dated January 31, 2004, between Buckhead Community Bancorp, Inc. and Louis Douglass. (2)

10.6*	Executive Employment Agreement dated December 1, 2007, between Buckhead Community Bancorp, Inc. and Andrew K. Walker. (3)

10.7*	Change of Control Agreement dated March 1, 2008, between Buckhead Community Bancorp, Inc. and Dawn Kinard. (4)

10.8	Stock Purchase Agreement by and between Buckhead Community and R. Charles Loudermilk, Sr., dated May 1, 2007. (1)

10.9*	Allied Bancshares, Inc. 2004 Stock Option Plan (5)

10.10*	First Amendment to Allied Bancshares, Inc. 2004 Stock Option Plan

10.11*	Allied Bancshares, Inc. Form of Option Agreement (5)

21.1	Subsidiaries of Buckhead Community Bancorp, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 15D-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 15D-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K

(1)	Incorporated by reference to the Amendment No. 1 to Buckhead Community’s Registration Statement on Form S-4/A, as filed with the SEC on September 14, 2007; File No. 333-144138.

(2)	Incorporated by reference to Buckhead Community’s Registration Statement on Form S-4, as filed with the SEC on June 28, 2007; File No. 333-144138.

(3)	Incorporated by reference to Buckhead Community’s Current Report on Form 8-K, as filed with the SEC on December 7, 2007; File No. 333-144138.

(4)	Incorporated by reference to Buckhead Community’s Current Report on Form 8-K, as filed with the SEC on February 14, 2008; File No. 333-144138.

(5)	Incorporated by reference to Allied Bancshares, Inc. Quarterly Report on Form 10-QSB, as filed with the SEC on August 13, 2004: File No. 333-109462.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKHEAD COMMUNITY BANCORP, INC.

By:	/s/ Marvin Cosgray

Marvin Cosgray

President and Chief Executive Officer

Date:	March 28, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Marvin Cosgray and Dawn Kinard, his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin Cosgray	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

Marvin Cosgray

/s/ Dawn Kinard	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008
Dawn Kinard

Signature	Title	Date

	Chairman	, 2008

R. Charles Loudermilk, Sr.

/s/ Hugh C. Aldredge	Director	March 25, 2008

Hugh C. Aldredge

/s/ David B. Allman	Director	March 25, 2008

David B. Allman

/s/ Leo Benatar	Director	March 25, 2008

Leo Benatar

/s/ Louis J. Douglass, III	Director, Regional President	March 25, 2008

Louis J. Douglass, III

/s/ Julian LeCraw, Sr.	Director	March 25, 2008

Julian LeCraw, Sr.

Signature	Title	Date

	Director	, 2008

John D. Margeson

/s/ Larry P. Martindale	Director	March 25, 2008

Larry P. Martindale

	Director	, 2008

Mark C. Pope, III

/s/ William T. Towles	Director	March 25, 2008

William T. Towles

/s/ Jackson P. Turner	Director	March 25, 2008

Jackson P. Turner

/s/ Andrew K. Walker	Director, Regional President	March 25, 2008

Andrew K. Walker