Form 10-K/A
period 2007-12-31
BUCKHEAD COMMUNITY BANCORP INC
filed 2008-04-11
CIK 1026304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-144138

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), filed by the Registrant with the Commission on March 28, 2008. The sole purpose of this amendment is to file with the Commission the information required by Part III of Form 10-K pursuant to General Instruction G(3) to Form 10-K. There are no other changes made by this Amendment No. 1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

By resolution of the Board of Directors of the Company, the Board consists of thirteen (13) directors. Directors are elected annually by the Company’s shareholders, and serve terms lasting one year and until their respective successors are duly elected and qualified. The information provided below shows, for each individual serving as a director of the Company as of December 31, 2007, (1) his name, (2) his age at December 31, 2007, (3) how long he has been a director of the Company, (4) his position(s) with the Company other than a director, if any, and (5) his principal occupation and business experience for the past five years. Except as otherwise indicated, each director has been engaged in his present principal occupation for more than five years. All directors of the Company are also directors of the Bank.

Hugh C. Aldredge (79), has served as a Director of the Company since 1996. Mr. Aldredge has over 55 years of experience in real estate development, management and finance. Since 1950, he has been the owner of Aldredge Properties, a real estate investment concern, and since 1967 he has been President and Chairman of Squire Inn, Inc., a hotel investment and management corporation. He received his B.B.A. degree in Marketing in 1949 from the University of Georgia. He has served on the Administrative Board of Northside United Methodist Church. He has been a member of the Board of Directors and past President of the Atlanta Country Club, is a past director of Wildcat Cliff Country Club in Highlands, North Carolina, and is a member of the Atlanta Classic Foundation, a charitable organization which raises money through celebrity golf tournaments. He is a past member of the Sandy Springs Revitalization Committee.

David B. Allman (53), was appointed to the Board in January 2004. Mr. Allman has been in the commercial real estate business since 1980 and is currently President and owner of Regent Partners. Prior to founding Regent Partners in 1988, and serving as its President since that time, he was with Allman & Company, a commercial real estate brokerage company which he founded; with Albritton Development Company, where he served as Southeast Region Marketing Director; and with Cushman & Wakefield of Georgia where he was Assistant Vice President and Leasing Agent. Mr. Allman graduated from Dartmouth College in 1976. He is currently Chairman of the Buckhead Community Improvement District, a member of the Executive Committee of the Buckhead Coalition, on the Board of Governors for the Georgia World Congress Center and FCS Urban Ministries, Chairman of HalfTime of Georgia and a member of the Young Presidents Organization. He is a member of Buckhead Community Church and a former member of Second Ponce de Leon Baptist Church, where he served as Chairman of the Board of Deacons.

Leo Benatar (78), has served as a Director of the Company since 1999. Mr. Benatar is currently a principal of Benatar and Associates and has been a Senior Partner and Associated Consultant with A.T. Kearney, Inc., a management consultant company, since 1996, and currently serves on the board of directors and is chairman of the compensation committee of Aaron Rents, Inc. Mr. Benatar served as Chairman and CEO of Engraph, Inc. from 1981 until 1996, when he retired. Mr. Benatar was a member of the Atlanta Federal Reserve Bank from 1992 through 1995 and served as Chairman in 1994 and 1995. He received his B.I.E. degree in 1951 from The Georgia Institute of Technology and completed the Management Development Program at the Harvard Business School in 1970. He is a past President of the Standard Club and Director Emeritus of the Georgia Tech Foundation. Mr. Benatar’s previous directorships include Interstate Bakeries, Mohawk Industries and Paxar Corporation.

Marvin Cosgray (58), has served as a Director of the Company since 1997. Mr. Cosgray has served as the President and Chief Executive Officer of the Company since 1997 and the Bank since 1998. He graduated from the University of West Florida with a Bachelors degree in Business Management, and received a law degree in 1979 from Woodrow Wilson College of Law in Atlanta, Georgia. He has served as President and Chief Executive Officer of several community banks in the metro Atlanta area since 1985. Prior to that time he served in various management positions with Gwinnett Bank & Trust Company from 1971 until 1985. Mr. Cosgray has chaired and been a member of various committees of the Community Bankers Association of Georgia and the Georgia Bankers Association since 1971. He currently serves on the board of directors of both associations. He has also been active in civic, social and church activities throughout his career. He is the past President of the Buckhead Business Association, a member of the Rotary Club of Buckhead, a Board member of the Metro Atlanta Chamber of Commerce, and a Board member of the Buckhead Coalition, where he currently serves as treasurer. He served as Chairman of the Buckhead Action Committee for three years. He has been a director of the Alpharetta/North Fulton Rotary Club, a co-founder and a director of the Alpharetta Business Alliance, and served two terms as Chairman of the North Fulton District of the Boy Scouts of America. He has been a member of the Atlanta, North Fulton and Gwinnett County Chambers of Commerce. He is a member of Peachtree Road United Methodist Church. Mr. Cosgray serves on the Georgia advisory board of Nexity Bank.

Louis J. Douglass, III (63), has served as a Director of the Company since May 2004. Mr. Douglass has 37 years of commercial and retail banking experience. He graduated from RMC Montana with a Bachelors Degree in Economics, Business Administration and Psychology. He is a graduate of the Georgia State Management IV program and the Executive Management Program at Penn State. Mr. Douglass began his career at Citizens and Southern National Bank having served in various management positions over a 20 year period. The past 15 years he has been involved in community banking with Regions Bank and Commerce Bank as the past President/CEO. He has served as EVP of the Sandy Springs Community Bank from 2001 to 2003 and President of The Alpharetta Community Bank from January 2004 to the present. Mr. Douglass is the past President of the North Dekalb Rotary Club, Past Chairman of the Gwinnett County Chamber of Commerce Membership Campaign, past President and Treasurer of the Village Mill Neighborhood Association, a member of the Greater North Fulton Chamber of Commerce Executive Committee, the Gwinnett Chamber of Commerce, a member of the Community Bankers Association and Georgia Bankers Association and a past Director at the Atlanta Athletic Club. Mr. Douglass has been involved in numerous civic, social, and church activities throughout his career. He is a member of the St. Luke’s Presbyterian Church.

Julian LeCraw, Sr. (76), has served as a Director of the Company since 1996. Mr. LeCraw has been the owner and principal of Julian LeCraw & Company, a real estate development and management firm, since 1955. He received his B.S. degree in Industrial Management in 1952 from The Georgia Institute of Technology and a L.L.B. degree in 1958 from the Woodrow Wilson College of Law. From 1983 to 1994, he served as a director of First National Bank of Cobb County and continued to serve following its acquisition by Barnett Bank in Atlanta, where he also served as a member of the Problem Loan Committee. He is a former Chairman of the Buckhead Coalition, President of Georgia Tech Foundation, Inc., a member of the Board of Trustees of The Westminster School in Atlanta, Georgia, and an elder of North Avenue Presbyterian Church.

R. Charles Loudermilk, Sr. (80), has served as a Director of the Company since 1996. Mr. Loudermilk is the Founder, Chairman and Chief Executive Officer of Aaron Rents, Inc., one of the leading furniture rental and sales companies in the United States. He received his B.S. degree in Commerce in 1950 from the University of North Carolina. He is the founder and Chairman of The Buckhead Community Bank. From 1985 to 1994 he served as director and member of the Executive Committee of the Chattahoochee Bank. Mr. Loudermilk is also the Founder and past Chairman of the Buckhead Coalition, a member of the Board of Visitors of the University of North Carolina and a member of the Rotary Club of Atlanta as well as the Atlanta Action Forum. He has served on the Piedmont Hospital Foundation Board and the Archbold Hospital Foundation in Thomasville, Georgia. He is former President of the National Rental Service Association, former Chairman of the Board of Directors of the Metropolitan Atlanta Rapid Transit Authority (MARTA), former Co-Chairman of Andrew Young’s Atlanta mayoral campaigns in 1981 and 1985 and former Treasurer of Guy Milner’s United States Senate campaign. He is past Chairman of the Buckhead Club and a member of the Capital City Club, the Piedmont Driving Club, the Sea Island Golf Club and the Ocean Forest Golf Club.

John D. Margeson (75), has served as a Director of the Company since 1998. Mr. Margeson served as President and owner of PBG from 1963 to 1980. PBG manufactured products for the public telephone industry in the United States. From 1980 to 1989, he was Chairman and owner of Forsyth International, which provided service and products to the public telephone industry worldwide. Forsyth International was sold in 1989. Mr. Margeson is currently the General Partner of L.P.I. He received his BS degree in 1956 from the Georgia Institute of Technology.

Larry P. Martindale (61), has served as a Director of the Company since 1996. Mr. Martindale has 40 years of experience in the hospitality industry. Mr. Martindale is Chairman and CEO of Northlake Foods. He is the former Vice Chairman of the Ritz Carlton Hotel Company. He received his B.S. degree in Business Administration in 1969 from the University of Mississippi, where he lettered three years in basketball and is a member of the Alumni Hall of Fame. Mr. Martindale is also a past member of the Foundation Board of the University of Mississippi, the Board of Directors of the Atlanta Country Club and Junior Achievement.

Mark C. Pope, III (83), has served as a Director of the Company since 1998. Mr. Pope has 56 years of experience in the printing business. Mr. Pope is the current CEO of Graphic Development Corporation, and is the former Chairman and CEO of Graphic Industries, Inc., a NYSE company that he founded in 1970. He received his B.S. degree in Commerce in 1947 from the University of North Carolina.

William T. Towles (79), has served as a Director of the Company since 1996. Mr. Towles is a retired builder, developer, manager and investor in apartments, shopping centers and other real estate. He received his B.S. degree in Architecture in 1950 from The Georgia Institute of Technology. He is a former member of the Advisory Board of Shepherd’s Spinal Center, a former Trustee of the Georgia Tech Alumni Association, a former Chairman of the Board of Trustees of St. James United Methodist Church, and a former member of the Randolph Macon Parents Council. He is a member of the Georgia Tech Athletic Hall of Fame and a former Director of the Peachtree Golf Club.

Jackson P. Turner (83), has served as a Director of the Company since December, 2007, when the Company acquired Allied Bancshares, Inc. and Mr. Turner was elected to the Company’s Board of Directors as a condition of this acquisition. Mr. Turner was formerly a director of Allied Bancshares, Inc. since its organization in 2003. Mr. Turner also serves as Chairman of Alliance Bancshares, Inc. and Alliance National Bank of Dalton, Georgia and as Chairman and President of C.C. Financial, Inc.

Andrew K. Walker (55), has served as a Director of the Company and Regional President of the Bank for branch locations in Forsyth, Cobb and Hall Counties, Georgia since December, 2007, when the Company acquired Allied Bancshares, Inc. and Mr. Walker was elected to the Company’s Board of Directors as a condition of this acquisition. Mr. Walker was formerly President and CEO of Allied Bancshares, Inc. and of Allied’s banking subsidiary since their respective organizations in 2003. Mr. Walker also serves as a director of Alliance Bancshares, Inc. and Alliance National Bank of Dalton, Georgia, and Bank of Ellijay, Ellijay, Georgia. Mr. Walker is a director of each of the Georgia Chamber of Commerce, Forsyth County Development Authority, and Cumming-Forsyth Chamber of Commerce, Chairman of the Lanier Joint Development Authority, and is a director-elect of the Georgia Bankers Association.

Executive Officers

Executive officers are appointed annually at the meetings of the board of directors of the Company, to serve until their successors are chosen and qualified. The following table sets forth for each executive officer of Buckhead Community as of December 31, 2007: (1) the person’s name; (2) his age at December 31, 2007; (3) the year he was first elected as an officer of Buckhead Community; and (4) his positions with Buckhead Community and recent business experience for the past five years.

Name (Age)	Officer Since	Business Experience and Position with Buckhead Community
Marvin Cosgray (58)	1997	President and Chief Executive Officer of Buckhead Community since 1997 and The Buckhead Community Bank since 1998. Principal Executive Officer of Buckhead Community and The Buckhead Community Bank. Previously, Mr. Cosgray has served as President and Chief executive officer of several community banks in the metro Atlanta area since 1985. Director of the Community Bankers Association of Georgia and Georgia Bankers Association. Former President of the Buckhead Business Association, former Chairman of the Buckhead Action Committee and current Treasurer of the Buckhead Coalition.

Jesse R. Cheatham (61)	2005 (1)	Chief Financial Officer of Buckhead Community and The Buckhead Community Bank. Principal Financial Officer of Buckhead Community and The Buckhead Community Bank. Formerly, head of Accounting Administration for Turner Broadcasting and Group Controller of the Turner Sports Organization. Mr. Cheatham also serves on the board of directors of Con-Roc, Inc., and is on the faculty of the Keller Graduate School of Management, and is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants.

Louis J. Douglass, III (64)	2001	Director of Buckhead Community and The Buckhead Community Bank. Former President and Chief Executive officer of Regions Bank; Executive Vice President of the Sandy Springs branch of The Buckhead Community Bank from 2001 through 2003, and President of the Alpharetta branch of The Buckhead Community Bank since 2004. Past President of the North DeKalb Rotary Club, current Director of the Atlanta Athletic Club.

Andrew K. Walker (55)	2007 (2)	Director of Buckhead Community and The Buckhead Community Bank. Mr. Walker was formerly President and CEO of Allied Bancshares, Inc. and of Allied’s banking subsidiary since their respective organizations in 2003.

(1)

On February 11, 2007, Mr. Cheatham tendered his resignation as Chief Financial Officer of the Company and the Bank, effective March 1, 2008. As of March 1, 2008, Ms. Dawn Kinard has replaced Mr. Cheatham as the Chief Financial Officer and Principal Financial Officer of the Company and the Bank. For more information, see the Current Report on Form 8-K filed with the SEC by the Company on February 14, 2008.

(2)	Mr. Walker became an officer of the Company following the Company’s acquisition of Allied on December 4, 2007.

There are not, and have not been during the last five years, any involvements by any directors or executive officers of the Company in legal proceedings relating to the Federal bankruptcy act, Federal commodities law violations, or securities law violations. In addition, none of the above-listed persons are currently charged with or within the last five years have been convicted of any criminal violations of law (other than minor traffic violations). In addition, there are not, and have not been within the last five years, any orders, judgments or decrees enjoining or limiting any director from engaging in any type of business practice or activity.

There are no family relationships among the directors of the Company and the Bank, or any of them and any members of management of the Company or the Bank except that Jackson P. Turner is Andrew K. Walker’s father-in-law.

The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to Buckhead Community Bancorp, Inc., 415 East Paces Ferry Road N.E., Atlanta, Georgia 30305, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Chief Financial Officer at (404) 389-0693.

The Company has a standing audit committee, which reviews independent audit reports to report the findings to the Board of Directors and recommends the independent auditors. The committee also reviews the audited financial statements and related notes with management and the independent accountants. The audit committee operates under a written charter adopted by the Board of Directors. William T. Towles serves as the chairman of this committee, and Leo Benatar, Larry Martindale and Jack Turner are the other members of the audit committee. Each of these members meets the requirement for independence as defined by NASDAQ Rule 4200(a)(15), other than Mr. Turner, who is Mr. Walker’s father-in-law. The Board has determined that Messrs. Benatar and Turner each meet the criteria specified under applicable SEC regulations for an “audit committee financial expert” and that all of the committee members are financially sophisticated.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by the Company and its subsidiaries to or on behalf of its Principal Executive Officer (“PEO”) and the two other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2007, and who earned over $100,000 in total compensation for 2007 (collectively, with the PEO, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)			Total ($)
Marvin Cosgray, Chief Executive Officer (PEO)	2007 2006	$ $	225,000 200,000	— —	$ $	28,628 9,377	— —		— —	— —	$ $	5,547 15,814	(1) (2)	$ $	259,175 225,191
Jesse R. Cheatham Chief Financial Officer	2007 2006	$ $	140,000 113,750	— —		$8,333 —	$1,121 —	(3)	— —	— —	$ $	3,292 2,844	(4) (5)	$ $	152,746 116,594
Louis J. Douglass, III Executive Vice President	2007 2006	$ $	170,000 152,500	— —		$8,333 —	$1,121 —	(3)	— —	— —	$ $	6,820 6,636	(6) (7)	$ $	186,274 159,136

(1)	Mr. Cosgray’s other compensation consists of a 401(k) match totaling $5,547.
(2)	Mr. Cosgray’s other compensation consists of a 401(k) match totaling $4,900 and reimbursement for the depreciation of an automobile totaling $10,914.
(3)	Option awards granted January, 2007, were valued at $5.04 per share in accordance with FAS 123(R)
(4)	Mr. Cheatham’s other compensation consists of a 401(k) match totaling $3,292.
(5)	Mr. Cheatham’s other compensation consists of a 401(k) match totaling $2,844.
(6)	Mr. Douglass’ other compensation consists of a 401(k) match totaling $6,820.
(7)	Mr. Douglass’ other compensation consists of a 401(k) match totaling $6,636.

Employment Agreements and Understandings

Buckhead Community currently has employment agreements with Mr. Cosgray and Mr. Douglass. These agreements provide for the payment of a base salary to each executive, and provide for participation in all company benefit programs including, but not limited to, health, accident, life, and long-term disability insurance, as well as participation in Buckhead Community’s 401(k) plan. These employment agreements also provide for payments to Messrs. Cosgray and Douglass in the event their respective employments are terminated under certain circumstances, as described in greater detail, below.

Marvin Cosgray. If Mr. Cosgray’s employment is terminated for reasons other than death, disability, for cause, and resignation, Buckhead Community shall pay Mr. Cosgray his base salary for a period of 12 months after the date of termination in equal monthly installments. As of December 31, 2007, Mr. Cosgray’s base annual salary was $225,000. Such payments are conditioned upon Mr. Cosgray providing his best efforts, in good faith, in assisting Buckhead Community in locating his replacement, in assisting his replacement with the transition caused by the termination of his employment, and such other reasonable assistance as such replacement may request. If Mr. Cosgray is terminated for any reason, Buckhead Community will repurchase his stock ownership at a price at least equal to the price that Mr. Cosgray paid for the stock. If Mr. Cosgray’s agreement is terminated for cause, he is entitled to receive only unpaid and accrued salary through the date of termination, and Buckhead Community will repurchase his equity interest, including stock options, for a price equal to his initial basis in such shares.

Mr. Cosgray also received restricted stock awards as part of his compensation in 2006. Should Mr. Cosgray’s employment be terminated for reasons other than death, disability, retirement after reaching age 65, or pursuant to a change-in-control, all unvested restricted stock will be forfeited. If Mr. Cosgray is terminated for any of the forgoing reasons, the then-unvested portion of Mr. Cosgray’s restricted stock will fully vest.

Louis J. Douglass, III. Mr. Douglass’ contract is effective for the three years from 2004 through 2007 and will automatically renew unless either party notifies the other 30 days in advance. If employment is terminated for reasons other than death, disability, for cause, or through voluntary termination by Mr. Douglass or Mr. Douglass’ reaching of normal retirement age, Mr. Douglass is entitled to severance compensation equal to his then current annual salary, payable in a lump sum or in 12 equal monthly installments, at Mr. Douglass’ discretion. Mr. Douglass’ base annual salary is subject to review on July 1 of each year, and was increased on July 1, 2007, to $180,000, where it remained at December 31, 2007. In addition, in the event of termination for reasons other than those listed above, all stock options held by Mr. Douglass shall become fully vested. The Buckhead Community Bank will continue to pay for Mr. Douglass’ life insurance, disability, medical, dental, and other benefits for a period not to exceed 90 days. If a Change In Control were to occur, Mr. Douglass’ contract allows him to terminate his employment within 90 days of the Change In Control or annually upon the anniversary date of the contract and receive the same termination severance benefits that have been previously described.

Outstanding Equity Awards at 2007 Fiscal Year End Tables

The following tables set forth information at December 31, 2007, concerning outstanding option and stock awards previously granted to the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Marvin Cosgray	0	0	0	0	N/A

Jesse R. Cheatham	0	667	0	$25.00	January 2, 2017

Louis J. Douglass, III	0	667	0	$25.00	January 2, 2017

(1)

Messrs. Cheatham and Douglass each received an award of options to purchase 667 shares of common stock in the first quarter of 2007. These options are subject to a three-year vesting schedule, with 33.3% of the award vesting on each anniversary of the grant for the three years subsequent to the grant date, i.e. on January 2, 2008, January 2, 2009 and January 2, 2010. As of December 31, 2007, none of these options had vested.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Marvin Cosgray	6,072	(1)	$151,800	—	—

Jesse R. Cheatham	2,000	(2)	50,000	—	—

Louis J. Douglass, III	2,000	(3)	50,000	—	—

(1)

In 2006, Mr. Cosgray was given an award of 3,000 shares of Buckhead Community restricted stock. These 3,000 shares are subject to a 4-year vesting schedule, with 25% of the award vesting on each anniversary of the grant for the four years subsequent to the grant date, i.e. on April 25, 2007, April 25, 2008, April 25, 2009 and April 25, 2010. As of December 31, 2007, 750 of these shares had vested. In 2007, Mr. Cosgray received a restricted stock award of 3,822 shares, subject to substantially similar terms and conditions as his 2006 restricted stock award and also subject to a 4-year vesting schedule. As of December 31, 2007, none of these shares had vested. Should Mr. Cosgray’s employment be terminated for reasons other than death, disability, retirement after reaching age 65, or pursuant to a change-in-control, all unvested restricted stock will be forfeited. If Mr. Cosgray is terminated for any of the forgoing reasons, the then-unvested portion of Mr. Cosgray’s restricted stock will fully vest.

(2)

In 2007, Mr. Cheatham received a restricted stock award of 2,000 shares This awards are subject to substantially similar terms and conditions as Mr. Cosgray’s 2006 restricted stock award, as described in note 1, above, and is also subject to four-year vesting schedules, with 25% of each respective award vesting on the anniversary date of the grant, beginning on the first anniversary of the grant. As of December 31, 2007, none of these shares of restricted stock had vested.

(2)

In 2007, Mr. Douglass received a restricted stock award of 2,000 shares This awards are subject to substantially similar terms and conditions as Mr. Cosgray’s 2006 restricted stock award, as described in note 1, above, and is also subject to four-year vesting schedules, with 25% of each respective award vesting on the anniversary date of the grant, beginning on the first anniversary of the grant. As of December 31, 2007, none of these shares of restricted stock had vested.

Director Compensation

Neither the Company nor the Bank compensates its directors for their services in their capacities as directors. Directors of the Company who are not also employees of the Bank are not compensated for their service to the Company, and directors of the Company who are also employees are compensated only in their capacity as employees. At each meeting of the board of directors of the Bank, every director present receives twenty five one-dollar coins to use as a marketing device to promote the Bank.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership, as of March 25, 2008, of shares of Buckhead Community common stock by (i) each person known by Buckhead Community to be the beneficial owner of more than 5% of Buckhead Community’s issued and outstanding common stock (ii) each of Buckhead Community’s directors and executive officers and (iii) all directors and executive officers as a group. Except as noted below, Buckhead Community believes that each person listed below has sole investment and voting power with respect to the shares included in the table.

Name(1)	Age	Position with the Company and the Bank	Amount and Nature of Beneficial Ownership – Common Stock		Shares Underlying Options or Warrants Exercisable within 60 days	Percentage of Shares Outstanding(2)
Hugh C. Aldredge	79	Director	349,442		23,821	5.89%

David B. Allman	53	Director	33,582		1,486	0.56%

Leo Benatar	78	Director	41,553	(3)	15,955	0.91%

Marvin Cosgray	58	Director, President and Chief Executive Officer	122,538	(4)	40,881	2.57%

Louis J. Douglass, III	63	Director, Regional Bank President	9,521		5,818	0.24%

Julian LeCraw, Sr.	76	Director	163,657		11,286	2.77%

R. Charles Loudermilk, Sr.	80	Chairman of the Board	709,141	(5)	48,904	11.91%

John D. Margeson	75	Director	331,650		22,042	5.58%

Larry P. Martindale	61	Director	423,755	(6)	29,223	7.14%

Mark C. Pope, III	83	Director	337,373		23,266	5.69%

William T. Towles	79	Director	226,962		15,652	3.83%

Jackson P. Turner	83	Director	61,458		0	0.97%

Andrew K. Walker	55	Director, Regional Bank President	63,187		30,000	1.47%

Dawn Kinard	31	Executive Vice President and Chief Financial Officer	100		0	*

All directors and executive officers as a group (14 persons)			2,873,919		268,334	47.74%

*	Indicates less than 0.01%
(1)	The street address of each listed shareholder is c/o Buckhead Community Bancorp, Inc., 415 East Paces Ferry Road, N.E., Atlanta, Georgia 30305-3393.
(2)

The percentage of our common stock beneficially owned was calculated based on 6,313,813 shares of common stock issued and outstanding as of March 25, 2008. Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Securities Exchange Act.

(3)	2,865 of Mr. Benatar’s shares are pledged.
(4)	11,267 of Mr. Cosgray’s shares are pledged.
(5)	48,905 of Mr. Loudermilk’s shares are pledged.
(6)	9.741 of Mr. Martindale’s shares are pledged.

The table below sets forth information regarding options, warrants and rights issued under, and shares reserved for issuance pursuant to, the Company’s equity compensation plans as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	185,736	$8.55	800,000

Equity compensation plans not approved by security holders	—	—	—

Total	185,736	$8.55	800,000

(1)

Represents options, warrants and rights issued pursuant to Buckhead Community’s Stock Incentive Plan, as amended, which was approved by shareholders in 1999. At Buckhead Community’s 2007 annual meeting, its shareholders voted to increase the shares available for issuance pursuant to the Stock Incentive Plan by 800,000 shares. Also includes 116,760 shares underlying options previously issued by Allied Bancshares, Inc. pursuant to its 2004 Stock Option Plan. As a result of the acquisition of Allied, effective December 4, 2007, the Company assumed the administration of all outstanding Allied options, subject to adjustment of the number of options and exercise price of each option in accordance with the terms of the Agreement and Plan of Reorganization by and among the Company, the Bank, Allied and FNB Forsyth.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank and their affiliates, including members of their families, corporations, partnerships or other organizations in which such directors and officers have a controlling interest. These transactions take place on substantially the same terms as those prevailing at the same time for comparable transactions with unrelated parties.

The Company recognizes that related party transactions can present potential or actual conflicts of interest and create the appearance that the Company’s decisions are based on considerations other than the Company’s and its shareholders’ best interests. Therefore, the Company and the Bank’s boards of directors have adopted the following policies and procedures with respect to related party transactions.

For the purpose of the policy, a “related party transaction” is a transaction in which Buckhead Community or The Buckhead Community Bank participates and in which any related party has a direct or indirect material interest, other than transactions available to all employees or customers generally.

Under the policy, any related party transaction must be reported to the board of directors and may be consummated or may continue only (i) if the board of directors approves or ratifies such transaction and if the transaction is on terms comparable to those that could be obtained in arms’-length dealings with an unrelated third party, (ii) if the transaction involves compensation that has been approved by compensation committee, or (iii) if the transaction has been approved by the disinterested members of the board of directors. The audit committee may approve or ratify the related party transaction only if the committee determines that, under all of the circumstances, the transaction is in the best interests of the Company.

The Company currently leases its main office location from Long Point Investments, an entity controlled by Mr. Margeson. This location is leased under three operating lease agreements, two with terms of 10 years and the third with a term of 95 months. All lease terms run concurrently, and are set to expire on the same date. The Company pays monthly rent under the agreements calculated by multiplying the square footage of the space by a base rental factor, which increases by 3% annually. Total rent payments under these lease agreements for the year ended December 31, 2007, equaled $377,000. The Company considers the lease agreements, when viewed together, to be on terms comparable to those that could be obtained in arms’-length dealings with an unrelated third party. The lease agreements were entered into pursuant to the Company’s related party transaction policy following approval by the disinterested members of the board of directors. The lease arrangement is reviewed periodically by the Company’s audit committee to determine if, under all of the circumstances, the lease arrangement remains in the best interests of the Company.

From time to time, the Bank will make loans to the directors and officers of Buckhead Community or The Buckhead Community Bank or to their affiliates. None of these loans are currently nonaccrual, past due, restructured or potential problem loans. All such loans were: (i) made in the ordinary course of business; (ii) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Buckhead Community or The Buckhead Community Bank, and (iii) do not involve more than the normal risk of collectibility or present other unfavorable features.

The Bank has employed certain employees who are related to the Company’s Executive Officers and/or Directors. These individuals are compensated consistent with the policies of The Buckhead Community Bank that apply to all employees.

Director Independence

The Board of Directors has determined that the following directors are independent pursuant to the independence standards of the Nasdaq Stock Market:

Hugh C. Aldredge	David B. Allman	Leo Benatar

Julian LeCraw, Sr.	R. Charles Loudermilk, Sr.	John D. Margeson

Larry P. Martindale	Mark C. Pope	William T. Towles

In determining that each director could exercise independent judgment in carrying out his or her responsibilities, the Board of Directors considered any transactions, relationships and arrangements between the Company or the Bank and the director and his or her family. After reviewing these factors, the Board determined that there were no issues which would interfere with the above-listed directors’ abilities to exercise independent judgment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period covering the fiscal years ended December 31, 2006 and 2007, Mauldin and Jenkins, LLC performed the following professional services:

	2007	2006
Audit fees (1)	$210,407	$67,260
Audit-related fees (2)	12,193	—
Tax fees (3)	10,000	9,278
All other fees (4)	9,297	8,392

Total Fees	$241,897	84,930

(1)

For 2007, audit fees consisted of fees for the audit of the Company’s financial statements ($164,003), review of financial statements included in the company’s quarterly reports with the SEC ($7,000) and review of SEC registration documents ($39,404). For 2006, audit fees relate to the audit of the Company’s year end financial statements.

(2)	Audit related fees include consultations on financial accounting and reporting matters and due diligence procedures related to mergers and acquisitions.
(3)	Tax fees consist of tax return preparation services for Federal and State authorities and tax withholding matters.
(4)	All other fees include the annual independent review of the Company’s compliance with Bank Secrecy Act regulations.

Prior to its appointment as independent accountants, the Company did not consult with Mauldin & Jenkins regarding the application of accounting principles to a specific completed or contemplated transaction or any matter that was either the subject of a disagreement or a reportable event. the Company also did not consult with Mauldin & Jenkins regarding the type of audit opinion that might be rendered on the Company’s consolidated financial statements. There have been no disagreements with Mauldin & Jenkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Mauldin & Jenkins, would have caused such firm to make reference to the subject matter of the disagreement(s) in connection with its reports.

The services provided by Mauldin & Jenkins are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures of the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2007, the audit committee pre-approved 100% of the services for which fees were incurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKHEAD COMMUNITY BANCORP, INC.

By:	/s/ Marvin Cosgray
Marvin Cosgray
President and Chief Executive Officer

Date:	April 11, 2008

Exhibit Index

Exhibit	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 15D-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 15D-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.