Form 10-Q
period 2008-03-31
BUCKHEAD COMMUNITY BANCORP INC
filed 2008-05-14
CIK 1026304

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-53197

BUCKHEAD COMMUNITY BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2265980
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

415 East Paces Ferry Road

Atlanta, Georgia 30305

(Address of principal executive offices)

(404) 504-2557

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2008: Common Stock, $0.01 par value 6,313,813 shares outstanding.

BUCKHEAD COMMUNITY BANCORP, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31 2008	December 31 2007	March 31 2007
(Dollars in thousands)	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$8,511	$19,157	$7,242
Interest-bearing deposits in other banks	317	2,264	389
Federal funds sold	32,774	23,428	50,364
Securities available for sale, at fair value	146,496	109,647	98,698
Restricted equity securities, at cost	2,508	1,761	1,419

Total investment securities	149,004	111,408	100,117

Loans held for sale	3,406	1,232	4,663
Loans, net of unearned income	689,922	676,119	403,251
Allowance for loan losses	(11,167)	(9,787)	(5,021)

Net loans	678,755	666,332	398,230

Bank premises and equipment	10,809	10,949	6,251
Accrued interest receivable	4,696	4,696	3,232
Goodwill	32,660	32,655	—
Other intangible assets	2,297	2,367	—
Other real estate owned	14,051	13,437	3,624
Other assets	7,202	11,020	4,038

Total assets	$944,482	$898,945	$578,150

LIABILITIES
Noninterest-bearing demand deposits	$77,346	$46,496	$33,284
Interest-bearing deposits	713,052	709,252	473,435

Total deposits	790,398	755,748	506,719

Short-term borrowings	25,159	19,570	10,690
Long-term debt	19,000	—	—
Junior subordinated debt	15,465	15,465	15,465
Accrued interest payable	3,760	3,885	2,788
Accrued expenses and other liabilities	1,470	14,805	1,002

Total liabilities	855,252	809,473	536,664

SHAREHOLDERS’ EQUITY
Special stock, no par value; 1,000,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01; 10,000,000 shares authorized; 6,313,813, 6,315,813 and 4,571,166 shares issued and outstanding, respectively	63	63	46
Capital surplus	72,536	72,584	27,404
Retained earnings	16,366	17,285	14,596
Accumulated other comprehensive income/(loss)	393	(279)	(522)
Deferred compensation	(128)	(181)	(38)

Total shareholders’ equity	89,230	89,472	41,486

Total liabilities and shareholders’ equity	$944,482	$898,945	$578,150

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
(Dollars in thousands, except share and per share data)(Unaudited)	2008	2007
INTEREST INCOME
Loans, including fees	$12,673	$9,417
Securities:
Taxable	1,048	998
Tax-exempt	235	223
Federal funds sold and short-term investments	284	585
Dividends	30	20

Total interest income	14,270	11,243

INTEREST EXPENSE
Deposits	8,246	5,577
Short-term borrowings	207	94
Junior subordinated debt	250	288
Long-term debt	28	—

Total interest expense	8,731	5,959

NET INTEREST INCOME	5,539	5,284
Provision for loan losses	2,122	475

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,417	4,809

NONINTEREST INCOME
(Loss) gain on sale of loans held for sale	(34)	336
Gain (loss) on sale of securities available for sale	1	—
Other noninterest income	248	154

Total noninterest income	215	490

NONINTEREST EXPENSE
Salaries and employee benefits	2,899	2,056
Occupancy expenses	583	423
Advertising and marketing	156	133
Legal and other professional services	228	117
Other operating expenses	1,353	522

Total noninterest expense	5,219	3,251

(LOSS) INCOME BEFORE INCOME TAXES	(1,587)	2,048
Income tax (benefit)/expense	(668)	709

NET (LOSS) INCOME	$(919)	$1,339

(LOSS) EARNINGS PER SHARE
Basic	$(0.15)	$0.29
Diluted	$(0.14)	$0.29
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	6,305,751	4,564,344
Diluted	6,421,209	4,608,537
CASH DIVIDENDS PER SHARE	$—	$—

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2008	2007
Net (loss) income	$(919)	$1,339

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period on securities available for sale, net of tax (benefits) of $351, and $216, respectively	673	352
Reclassification adjustment for (gains) losses realized in net income, net of tax (benefits) of $0 and $0, respectively	(1)	—

Other comprehensive income	672	352

Comprehensive (loss) income	$(247)	$1,691

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Total Shareholders’ Equity
(Dollars in thousands, except share data)	Shares	Par Value
Balance, December 31, 2006	4,567,344	$46	$27,403	$13,257	$(874)	$(41)	$39,791
Net income	—	—	—	1,339	—	—	1,339
Stock-based compensation	—	—	1	—	—	3	4
Other comprehensive income (loss)	—	—	—	—	352	—	352

Balance, March 31, 2007 (Unaudited)	4,567,344	$46	$27,404	$14,596	$(522)	$(38)	$41,486

Balance, December 31, 2007	6,315,813	$63	$72,584	$17,285	$(279)	$(181)	89,472
Net loss	—	—	—	(919)	—	—	(919)
Restricted stock forfeiture	(2,000)	—	(50)	—	—	50	—
Stock-based compensation	—	—	2	—	—	3	5
Other comprehensive income (loss)	—	—	—	—	672	—	672

Balance, March 31, 2008 (Unaudited)	6,313,813	$63	$72,536	$16,366	$393	$(128)	$89,230

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(919)	$1,339
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	266	161
Amortization of intangible assets	70	—
Provision for loan losses	2,122	475
Provision for foreclosed property	248	—
Net gains on sales of securities	(1)	—
Losses (gains) on sales of loans	34	(336)
Losses on sales of other real estate	2	—
Stock-based compensation	5	4
Increase in loans held for sale	(2,208)	(1,089)
Decrease in interest receivable	—	3
(Decrease) increase in interest payable	(125)	439
Net other operating activities	(1,329)	32

Net cash (used in) provided by operating activities	(1,835)	1,028

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in banks	1,947	(2)
Purchases of securities available for sale	(53,060)	(1,473)
Proceeds from calls and maturities of securities available for sale	17,214	1,108
Net purchases of restricted equity securities	(747)	(172)
Net increase in federal funds sold	(9,346)	(9,779)
Net increase in loans	(19,691)	(26,482)
Proceeds from sale of other real estate	4,431	—
Purchases of bank premises and equipment	(98)	(140)
Cash used for business combination	(13,375)	—

Net cash used in investing activities	(72,725)	(36,940)

FINANCING ACTIVITIES
Net increase in deposits	34,650	34,630
Net change in short-term borrowings	5,589	655
Net proceeds from long-term debt	19,000	—
Proceeds from issuance of common stock	4,675	—

Net cash provided by financing activities	63,914	35,285

Change in cash and due from banks	(10,646)	(627)
Cash and due from banks at beginning of period	19,157	7,869

Cash and due from banks at end of period	$8,511	$7,242

Supplemental Disclosures:
Cash paid during the period for:
Interest	$8,856	$5,520
Income taxes	$—	$—
Non-cash investing activities:
Transfer of loans to other real estate owned	$5,146	$1,921

The accompanying notes are an integral part of these financial statements.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies and Recent Accounting Pronouncements

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts, and details of credit risk related contingent features in their hedged positions. The statement also requires entities to explain how hedges affect their financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The impact of this standard is not expected to be material to the Company’s financial position or results of operations.

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following unaudited condensed income statement discloses the pro forma results of the Company as though the Allied acquisition had occurred at the beginning of the period presented.

	Three months ended March 31, 2007 (Unaudited)
(Dollars in thousands, except share data)	Buckhead Community Bancorp, Inc. [1]	Allied Bancshares, Inc. [2]	Pro Forma Adjustments [3]		Pro Forma Combined
Interest and dividend income	$11,243	$3,996	$(168)		$15,071
Interest expense	5,959	2,033	(46)		7,946

Net interest income	5,284	1,963	(122)		7,125
Provision for loan losses	475	115	—		590

Net interest income after provision for loan losses	4,809	1,848	(122)		6,535

Noninterest income	490	76	—		566
Noninterest expense	3,251	1,092	78		4,421

Income from continuing operations before provision for income taxes	2,048	832	(200)		2,680
Provision for income taxes	709	303	(70)		942

Income from continuing operations	$1,339	$529	$(130)		$1,738

Average shares:
Basic	4,564,344	1,505,067	(150,507	) [4]	5,918,904
Diluted	4,608,537	1,722,672	(172,267	) [4]	6,158,942
Income from continuing operations per average common share:
Basic	0.29	0.35	—		0.29
Diluted	0.29	0.31	—		0.28

[1]	Represents results of Buckhead Community Bancorp, Inc. from January 1, 2007 through March 31, 2007.
[2]	Represents results of Allied Bancshares, Inc. from January 1, 2007 through March 31, 2007.
[3]

Pro forma adjustments include the following items: loss of interest on federal funds sold used to fund the acquisition of $105 thousand; amortization of core deposit intangible of $71 thousand; amortization of loan purchase accounting adjustment of $38 thousand; amortization of investment securities purchase accounting adjustment of $25 thousand; depreciation of building purchase accounting adjustment of $7 thousand; and accretion of deposit purchase accounting adjustment of $46 thousand; net tax effect of all pro-forma adjustments at 35%.

[4]	Assumes 75% stock merger consideration at an exchange ratio of 1.20.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Stock-based Compensation

The Company has a stock incentive plan under which we may grant stock options or other stock awards to our employees, directors and other key persons to purchase shares of common stock. Awards are granted at prices equal to the fair market value of the shares at the date of grant and are exercisable as determined by the plan’s administrative committee. Stock options expire ten years from the date of grant. The general terms of the plan also include a vesting period which is usually three to four years for awards granted since January of 2007. Options granted prior to that date generally vested immediately. Through March 31, 2008, incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), Share Based Payment (“SFAS No. 123(R)”) utilizing the modified prospective method of accounting. Grant date fair value is measured on the date of grant using an option pricing model with market assumptions. The grant date fair value is amortized into expense on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including but not limited to, historical stock price volatility, forfeiture rates, term, annual dividends and interest rates, which if changed could materially affect our fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of our stock options.

Stock Options

The following is a summary of the Company’s weighted average assumptions used to estimate the weighted average per share fair value of options granted during the three months ended March 31, 2008, and 2007, on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the first quarter of 2008.

	Three Months Ended March 31
	2008	2007
Expected volatility	N/A	18%
Expected dividend yield	N/A	2%
Expected life (in years)	N/A	6.5
Risk-free rate	N/A	4.6%
Annual forfeiture rate	N/A	3%
Weighted average fair value of options	N/A	$5.04

The Company expensed approximately $2 thousand during the three months ended March 31, 2008 and $1 thousand during the first quarter of 2007, related to stock options. The total compensation cost related to nonvested awards not yet recognized was approximately $11 thousand as of March 31, 2008 and the weighted average period over which it is to be recognized is 1.75 years.

The following table presents a summary of stock option activity:

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2007
(Dollars in thousands, except per share data)(Unaudited)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	65,197	$5.95
Granted	3,779	22.50

Options outstanding, March 31, 2007	68,976	$6.86	2.9	$1,251

Exercisable, March 31, 2007	65,197	$5.95	2.5	$1,242

	Three months ended March 31, 2008
(Dollars in thousands, except per share data)(Unaudited)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2008	185,736	$8.55
Forfeited	(3,717)	12.16

Options outstanding , March 31, 2008	182,019	$8.48	6.1	$3,007

Exercisable, March 31, 2008	180,018	$8.42	6.1	$2,985

Total grant-date fair value of options vested during the period was $5 thousand and zero for the three months ended March 31, 2008 and 2007, respectively.

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

On March 27, 2007 and April 25, 2007, the Company’s President and Chief Executive Officer and two employees were awarded 3,822 and 4,000 shares of restricted common stock, respectively, with an aggregate per share fair market values of $22.50 and $25.00, respectively. The restricted stock will vest annually in four equal increments, beginning on the first anniversary of its grant date. The total expense associated with these grants was originally approximately $186,000 and scheduled to be recognized over the vesting period on a straight-line basis. In the first quarter of 2008, 2,000 shares of the April 25, 2007 grant were forfeited, lowering the total expense associated with these grants to approximately $136,000.

The unamortized balance of the fair value of the restricted stock grant has been recorded as deferred compensation in the equity section of the consolidated balance sheets. As of March 31, 2008, there was approximately $128 thousand of unrecognized stock-based compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 2.7 years.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following tables present restricted stock activity:

(Dollars in thousands, except per share data)(Unaudited)	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2007	3,000	$16.67
Granted	3,822	22.50

Outstanding, March 31, 2007	6,822	$19.94

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2008	10,072	$22.19
Forfeited	(2,000)	25.00
Vested	(956)	22.50

Outstanding, March 31, 2008	7,116	$21.36

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31
(Dollars in Thousands)(Unaudited)	2008	2007
Stock-based compensation expense
Stock options	$2	$1
Restricted stock	3	3

	$5	$4

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Earnings Per Share (“EPS”)

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31
(Dollars in thousands, except per share data)(Unaudited)	2008	2007
Basic
Net (loss) income available to common shareholders	(919)	1,339
Average basic common shares	6,306	4,564
(Loss) earnings per average common share - basic	$(0.15)	$0.29

Diluted
Net (loss) income available to common shareholders	$(919)	$1,339
Average basic common shares	6,306	4,564
Effect of dilutive securities:
Stock options, warrants and restricted stock	115	45

Average diluted common shares	6,421	4,609

(Loss) earnings per average common share - diluted	$(0.14)	$0.29

Note 5 – Fair Value

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2 which defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•

Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities.

The following table presents financial assets measured at fair value on a recurring basis:

(Dollars in thousands)(Unaudited)	Assets/Liabilities Measured at Fair Value March 31, 2008	Fair Value Measurements at March 31, 2008, Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$146,496	$—	$146,496	$—

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During the first quarter of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $18.7 million as of March 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Other Real Estate Owned

Other real estate assets acquired through or in lieu of foreclosure are held for sale and are initially recorded at fair value. Any write-downs to fair value at the time of transfer to foreclosed assets are charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. This valuation would be considered Level 3, consisting of appraisals of real estate collateral.

The following table presents financial assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period.

(Dollars in thousands)(Unaudited)	Carrying Value as of March 31, 2008	Fair Value Measurements at March 31, 2008, Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowances as of March 31, 2008
Impaired loans	$18,719	$—	$—	$18,719	$(3,150)
Other real estate owned	14,051	—	—	14,051	(495)

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. While SFAS 159 is effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

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

Forward Looking Statements

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of Buckhead Community Bancorp, Inc. are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, and other statements that are not historical facts. When we use words like “anticipate,” “believe,” “intend,” “expect,” “estimate,” “could,” “should,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

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

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, impaired loans, other real estate owned, goodwill and other intangible assets. Investment securities are recorded at fair value while other real estate owned, goodwill and other intangible assets are recorded at either cost or fair value, whichever is lower. Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of other real estate owned are typically determined based on third-party appraisals less estimated costs to sell. Goodwill and other intangible assets are periodically evaluated to determine if any impairment might exist. The estimation of fair value and subsequent changes of fair value of investment securities, other real estate owned, goodwill and other intangible assets can have a significant impact on the value of the Company, as well as have an impact on the recorded values and subsequently reported net income.

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

Balance Sheet Review

At March 31, 2008, we had total assets of $944.5 million as compared to $898.9 million as of December 31, 2007. For the same periods, total liabilities increased to $855.3 million from $809.5 million. The increase in assets and liabilities was primarily due to an approximately $34 million customer deposit that was received within a few days of quarter-end and invested in securities available for sale. The deposit was redeemed shortly after quarter-end and the related investments matured. Shareholder’s equity totaled $89.2 million at March 31, 2008, a decrease of $0.3 million, or 0.3% when compared to December 31, 2007. The decrease was primarily driven by a net loss for the first quarter of 2008. On December 4, 2007, we completed the acquisition of Allied, which added approximately $273.8 in total assets to our balance sheet. This transaction is described more fully in Note 2 to the Consolidated Financial Statements included in Item 1.

Investment Portfolio

The fair value of the investment securities portfolio as of March 31, 2008 was $146.5 million compared to $109.6 million as of December 31, 2007. The growth of the investment portfolio was primarily related to the approximately $34 million purchase of treasury securities near quarter-end, due to the aforementioned customer deposit. Our investment portfolio is managed with primary consideration of collateral requirements for our growing overnight sweep product and public deposit balances.

	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in thousands)(Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury government sponsored securities, agencies and corporations	$85,830	$86,655	$62,106	$62,250	$59,091	$58,451
Trust Preferred Securities	450	444	1,450	1,457	1,450	1,450
Corporate bonds	250	251	250	251	250	250
State and municipal securities	24,540	24,204	24,561	24,242	23,899	24,110
Mortgage-backed securities	34,826	34,942	21,704	21,447	14,801	14,437

Total securities available for sale	$145,896	$146,496	$110,071	$109,647	$99,491	$98,698

The carrying value of investment securities at March 31, 2008, by contractual maturity, is shown below. All of our securities are classified as “available-for-sale”, which means that we carry them at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity until realized. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Maturity Distribution and Weighted Average Yield on Investments

	One Year or Less		After One Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Totals
(Dollars in thousands)(Unaudited)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Carrrying value:
March 31, 2008
U.S. Government sponsored securities, agencies and corporations	$39,040	3.96%	2,689	4.59%	21,295	4.96%	23,631	5.58%	86,655	4.67%
Trust preferred securities	—	—	—	—	—	—	444	7.23%	444	7.23%
Corporate bonds	—	—	—	—	—	—	251	7.23%	251	7.23%
State and municipal securities[1]	—	—	486	5.29%	3,355	5.25%	20,363	5.73%	24,204	5.65%
Mortgage-backed securities	—	—	7,585	4.55%	1,625	4.26%	25,732	5.59%	34,942	5.30%

Total securities	$39,040		10,760		26,275		70,421		146,496

[1]	Yields are on a tax-equivalent basis

Loan Portfolio

Our intent is to derive a substantial percentage of our earnings from loans. The Company’s loan portfolio increased $13.7 million, or 2.0% from December 31, 2007 to March 31, 2008. The following table presents various categories of loans contained in the loan portfolio of the Company as of March 31, 2008, December 31, 2007, and March 31, 2007:

	March 31 2008		December 31 2007		March 31 2007
(Dollars in thousands)(Unaudited)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Breakdown of loan receivables:
Commercial	$74,075	10.73%	$77,837	11.50%	$71,235	17.63%
Real estate - mortgage	229,677	33.26%	213,248	31.50%	99,460	24.62%
Real estate - construction	373,997	54.15%	371,506	54.88%	230,122	56.95%
Consumer	12,861	1.86%	14,358	2.12%	3,230	0.80%

Total loans	690,610	100.00%	676,949	100.00%	404,047	100.00%
Less: Allowance for loan losses	11,167		9,787		5,021
Less: Unearned loan fees	688		830		796

Net loans	$678,755		$666,332		$398,230

Ratio of the allowance for loan losses to total loans	1.62%		1.45%		1.24%

The major components of the loan portfolio at March 31, 2008 were real estate construction and mortgage and represented 87.4% of the loan portfolio. In the context of this discussion, we define a “real estate mortgage loan” and a “real estate construction loan” as any loan, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we target our loan-to-value ratio to be consistent with the supervisory loan to value limit guidelines provided by the banking regulators. In order to reduce collateral risk, we attempt to maintain a relatively diversified portfolio.

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

The following table summarizes major classifications of portfolio loans by maturities as of March 31, 2008:

(Dollars in thousands)(Unaudited)	One Year or Less	After One, but within Five Years	After Five Years	Total
Commercial, financial and agricultural	$50,274	$15,743	$8,058	$74,075
Real estate - mortgage	139,437	77,922	12,318	229,677
Real estate - construction	342,265	31,732	—	373,997
Consumer	9,377	3,365	119	12,861

Total	$541,353	$128,762	$20,495	$690,610

The following table represents the rate structure for loans as of March 31, 2008:

(Dollars in thousands)(Unaudited)	Variable Rate	Fixed Rate
Commercial, financial and agricultural	$53,936	$20,139
Real estate - mortgage	96,996	132,681
Real estate - construction	314,070	59,927
Consumer	2,984	9,877

Total	$467,986	$222,624

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

As of March 31, 2008 the allowance for loan losses was $11.2 million or 1.62% of outstanding loans, as compared to $9.8 million or 1.45% at December 31, 2007. The Company’s current economic environment is turbulent, and the real estate values of our loan collateral are rapidly shifting. We continually monitor the adequacy of our allowance and we have employed independent external loan review consultants to complement management’s evaluation of the allowance. The Company is committed to following generally accepted accounting principles, including the December 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses, as it determines the level of the allowance. As of March 31, 2008, management believes the allowance for loan losses is adequate.

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

The following table shows an analysis of allowance for loan loss, including charge-off activity, for the three months ended March 31, 2008 and 2007:

Summary of Loan Loss Experience

	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2008	2007
Balance at beginning of period	$9,787	$4,518
Loans charged off:
Commercial	326	—
Real estate - mortgage	—	—
Real estate - construction	416	—
Consumer	—	—

Total loans charged off	742	—

Recoveries of losses previously charged off:
Commercial	—	28
Real estate - mortgage	—	—
Real estate - construction	—	—
Consumer	—	—

Total recoveries	—	28

Net loans charged off	742	(28)
Provision for loan losses	2,122	475

Allowance for loan losses at end of period	$11,167	$5,021

Net loans charged off (recovered), as a percent of average loans outstanding (annualized)	0.44%	-0.01%

Our provision for loan losses for the three months ended March 31, 2008 was $2.1 million, which was $1.4 million higher than net charge-offs of $0.7 million. The comparable provision and net charge-off amounts for 2007 were $0.5 million and $(28) thousand, respectively. The loan loss provision increased from 2007 to 2008, primarily due to increases in non-performing loans and net charge-offs. Net charge-offs for the three months ended March 31, 2008 represented 0.44% of average loans, compared to a net recovery of 0.01% of average loans for the first quarter of 2007.

The following tables show the allocation of the allowance and the percentage of the allowance allocated to each category of total loans:

	March 31 2008		December 31 2007		March 31 2007
(Dollars in thousands)(Unaudited)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$1,561	13.98%	$1,231	12.58%	$875	17.43%
Real estate - mortgage	3,540	31.70%	3,234	33.04%	1,222	24.34%
Real estate - construction	5,930	53.10%	5,181	52.94%	2,884	57.44%
Consumer	136	1.22%	141	1.44%	40	0.79%

Total	$11,167	100.00%	$9,787	100.00%	$5,021	100.00%

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

We have adopted the principles of Financial Accounting Standards Board (FASB) SFAS No. 114 and No. 118 relating to accounting for impaired loans and as of March 31, 2008, our impaired loans, consisting solely of loans on nonaccrual status, totaled $21.9 million and had associated reserves of approximately $3.2 million. This is compared to impaired loans and associated reserves of $8.3 million and approximately $760 thousand, respectively, as of December 31, 2007. A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due totaled $42.6 million at March 31, 2008, compared to $25.2 million at December 31, 2007. Non-accrual loans were $21.9 million at March 31, 2008, an increase of $13.6 million from non-accrual loans of $8.3 million at December 31, 2007. As of March 31, 2008 and December 31, 2007, $3.7 million and $1.8 million of these loans were guaranteed by the Small Business Administration. The Company had loans ninety days past due and still accruing at March 31, 2008 of $6.6 million as compared to $3.4 million as of December 31, 2007. As mentioned above, our policy allows for us to continue accruing interest on loans that are 90 days past due loans when such loans are secured by real estate or negotiable collateral and in the process of collection. Many of the loans classified as 90 days past due and still accruing are SBA loans, where we are contractually obligated to apply payments on such loans to interest first, rather than principal. Net other real estate owned totaled $14.1 million as of March 31, 2008, compared to $13.4 million at December 31, 2007.

The current credit deterioration has been driven by a real estate slowdown that accelerated in mid to late 2007 and has continued into 2008. This slowdown has had a greater impact on community banks in the Company’s trade area than previous downturns in the economic cycle.

At March 31, 2008, we had non-performing loans, defined as non-accrual and accruing loans past due more than 90 days, of $28.5 million or 4.13% of total loans. Non-performing loans for December 31, 2007 were $11.7 million or 1.74% of total loans. Interest that would have been recorded on non-accrual loans had they performed in accordance with their original terms, amounted to approximately $399.9 thousand and $128.9 thousand for the three months ended March 31, 2008 and 2007, respectively. Interest income on non-accrual loans included in the results of operations for the three months ended March 31, 2008 and 2007, totaled approximately $104 thousand and $13 thousand, respectively.

A summary of nonperforming assets as of March 31, 2008, December 31, 2007 and March 31, 2007 is presented below:

Non-performing Assets

(Dollars in thousands)(Unaudited)	March 31 2008	December 31 2007	March 31 2007
Non-accrual loans	$21,869	$8,310	$3,488
Loans 90 days or more past due and still accruing	6,632	3,439	27

Total non-performing loans	28,501	11,749	3,515
All other real estate owned, net	14,051	13,437	3,624
All other repossessed assets	40	—	—

Total non-performing assets	$42,592	$25,186	$7,139

As a percent of total loans at end of period:
Non-accrual loans	3.17%	1.23%	0.87%
Loans 90 days or more past due and still accruing	0.96%	0.51%	0.01%
Total non-performing assets	6.17%	3.72%	1.77%

The increase to our non-accrual loans during the first quarter of 2008 is the net result of the following changes:

Nonaccrual Loans

(Dollars in thousands)(Unaudited)	March 31 2008
Balance at December 31, 2007	$8,310
Loans reclassified to non-accrual status in 2008	16,139
Payments received on non-accrual loans during 2008	(30)
Non-accrual loans charged-off during 2008	(488)
Non-accrual loans reclassified to other real estate	(2,022)
Non-accrual loans reclassified to repossessed collateral	(40)

Balance at March 31, 2008	$21,869

During 2008, additions to loans on nonaccrual status consisted of 21 real estate secured loans totaling $15.2 million and 2 commercial SBA loans totaling $955.4 thousand. At March 31, 2008, non-accrual loans consisted of 32 construction loans, 3 commercial and industrial loans, and 5 SBA real estate loans, totaling approximately $14.8 million, $1.5 million, and $5.6 million, respectively.

At March 31, 2008, the Company’s Other Real Estate Owned (“OREO”) consisted of 20 properties totaling $14.1 million, compared to 15 properties totaling $13.4 million as of December 31, 2007. The increase in OREO during the first three months of 2008 was the result of the foreclosure of 9 construction loan properties. Four properties were sold during the first quarter of 2008.

At March 31, 2008, the Company’s OREO consisted of the following:

Other Real Estate

(Dollars in thousands)(Unaudited)	March 31 2008
Construction and land development	$11,116
1-4 family residential properties	1,500
Commercial properties	1,435

Total other real estate owned	$14,051

The following is a summary of OREO activity for the first quarter of 2008:

(Dollars in thousands)(Unaudited)
Balance at December 31, 2007	$13,437
Transfers into OREO	5,146
Sales of OREO	(4,431)
Loss on sale of OREO	(2)
Capitalized improvements net of charge-offs	(101)
Change in valuation allowance	2

Ending Balance - March 31, 2008	$14,051

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

In addition to loans formally classified as non-accrual or non-performing, management maintains a list of monitored loans which may eventually become so classified. Individual loan officers are responsible for assessing business and credit risk for each loan in their respective portfolios. The monitored loan list exists as a vehicle measuring and monitoring identified assets with heightened risk characteristics. Heightened risk characteristics would include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. Management meets monthly to re-assess the ongoing status of credits on this list. As of March 31, 2008, there were loans totaling $70.1 million on the monitored loan list and $21.9 million on nonaccrual status.

Deposits

Core deposits, which exclude time deposits of $100,000 or more, CDARs deposits, and brokered time deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Core deposits were approximately $371.9 million at March 31, 2008 compared to $345.1 million at December 31, 2007. Although we view CDARs as core customers, CDARs balances are not considered to be core deposits by banking regulation. CDARs balances were $71.7 million at March 31, 2008, compared to $70.6 million as of December 31, 2007.

The maturity distribution of time deposits of $100,000 or more as of March 31, 2008 was as follows:

(Dollars in thousands)(Unaudited)
Three months or less	$94,329
Over three through six months	58,474
Over six through twelve months	75,359
Over twelve months	47,964

Total	$276,126

Borrowed Funds

Short-term:

We have access to various short-term borrowings, including the purchase of federal funds and borrowing arrangements from other financial institutions. The Company had no federal funds purchased as of March 31, 2008 and $1.5 million as of December 31, 2007.

Overnight customer sweep agreements totaled $25.2 million at March 31, 2008 compared to $15.1 million as of December 31, 2007. These short-term borrowings are collateralized by securities and generally mature within one day from the transaction date. The agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

As of March 31, 2008, other borrowings included in short-term borrowings totaled zero compared to $3.0 million as of December 31, 2007.

Long-term:

We had $10.0 million in FHLB borrowings as of March 31, 2008, compared to zero at December 31, 2007. These fixed rate advances mature in August of 2009.

As of March 31, 2008, long-term debt also consisted of $9.0 million in subordinated capital notes. This borrowing has a variable rate and matures on March 31, 2020. For regulatory capital purposes, these notes are included in Tier 2 capital. The December 31, 2007 balance of long-term debt was zero.

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

The trust preferred securities and the related first series of debentures were issued on August 11, 2004. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2004. Interest on the first series of debentures is paid on the corresponding dates. The aggregate principal amount of the first series of debentures outstanding at March 31, 2008 and December 31, 2007 was $5,155,000. Certain issue costs have been deferred and recorded in other assets in the accompanying consolidated balance sheets. The issue costs are being amortized over the life of the first series of debentures, and the outstanding balance of the unamortized issue costs at March 31, 2008 and December 31, 2007 was approximately $91 and $92 thousand, respectively.

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

The trust preferred securities and the related second series of debentures were issued on May 24, 2006. Distributions on the trust preferred securities are paid quarterly on April 7, July 7, October 7 and January 7 of each year, beginning July 7, 2006. Interest on the second series of debentures is paid on the corresponding dates. The aggregate principal amount of the second series of debentures outstanding at March 31, 2008 and December 31, 2007 was $10,310,000. There were no issue costs associated with the issuance of the second series of debentures.

Income Statement Review

We reported a net loss of $0.9 million for the three months ended March 31, 2008, a decrease in earnings of $2.3 million compared to the same period of the prior year. Basic and diluted loss per share amounted to $(0.15) and $(0.14), respectively, compared to $0.29 basic and $0.29 diluted earnings per share for the three months ended March 31, 2007. Margin compression and increasing costs to carry nonperforming assets, including provisions to associated valuation allowances, had a negative impact on earnings for the first quarter of 2008.

On December 4, 2007, the Company acquired Allied Bancshares, Inc. The acquisition was accounted for under the purchase method of accounting with the results of operations for Allied included in our consolidated financial results beginning December 4, 2007. This transaction is more fully described in Note 2 to the Consolidated Financial Statements included in Item 1.

Net Interest Income/Margin

Net interest income for the three months ended March 31, 2008 was $5.5 million, an increase of $255 thousand or 4.8% over the same period of 2007. The increase in net interest income was primarily driven by loan growth.

Average loans for the first quarter of 2008 were $684.0 million, compared to $391.1 million for the same period in 2007. The average yield on loans decreased from 9.77% for the three months ended March 31, 2007 to 7.45% for the three months ended March 31, 2008. Interest reversals related to nonperforming loans contributed to the decline, along with interest rate cuts from the Federal Reserve. For the three months ended March 31, 2008, average securities available for sale were $108.7 million compared to $99.1 million for the same period of 2007.

The average cost of funds decreased 40 basis points to 4.65% for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to decreases in the interest rates paid on certificates of deposits. Average time deposits for the first quarter of 2008 were $577.6 million, compared to $352.3 million for the same period of 2007, an increase of 64.0%. The average rate paid on time deposits decreased from 5.39% for the three months ended March 31, 2007 to 5.08% for the same period of 2008. While the Federal Reserve reduced the federal funds target rate beginning late 2007, average rates paid on these deposits typically lag these rate reductions due to the longer term of the accounts.

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

For the three months ended March 31, 2008 and 2007, the net interest spread was 2.28% and 3.50%, respectively, while the net interest margin was 2.69% and 4.02%, respectively. A number of factors contributed to the net interest spread and net interest margin compression from a year ago. Competition for deposits, particularly time deposits, increased. Additionally, the higher level of nonperforming assets lowered loan yields. Finally, as interest rates have declined, we have experienced margin compression, due to our loan rates dropping more immediately than our deposits have repriced to the lower rates.

The following tables show the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008			March 31, 2007
(Dollars in thousands)(Unaudited)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS:
Federal funds sold	$33,277	$261	3.15%	$42,614	$581	5.53%
Interest bearing deposits	2,174	23	4.26%	381	4	4.26%
Investment securities available for sale
Taxable	84,917	1,078	5.02%	75,246	1,018	5.41%
Nontaxable[1]	23,785	235	6.01%	23,894	223	5.74%
Loans	683,958	12,673	7.45%	391,067	9,417	9.77%

Total interest earning assets	828,111	14,270	6.93%	533,202	11,243	8.55%
All other assets	76,621			24,914

Total assets	$904,732			$558,116

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing demand deposits and savings	$133,155	952	2.88%	$100,893	896	3.60%
Time	577,586	7,294	5.08%	352,258	4,681	5.39%
Junior subordinated debt	15,465	250	6.50%	15,465	286	7.50%
Short-term borrowings	24,748	207	3.36%	10,169	96	3.83%
Long-term borrowings	3,946	28	2.85%	—	—	—

Total interest bearing liabilities	754,900	8,731	4.65%	478,785	5,959	5.05%
Noninterest-bearing deposits	45,002			33,196
Other liabilities	13,146			5,592
Shareholders’ equity	91,684			40,543

Total liabilities and shareholders’ equity	$904,732			$558,116

Net interest spread			2.28%			3.50%
Net interest margin on average earning assets			2.69%			4.02%

Net interest income		$5,539			$5,284

[1]	Yield is on a tax-equivalent basis

Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Loan fees totaled $628.7 thousand and $539.0 thousand for the three months ended March 31, 2008 and 2007, respectively, and are included with interest income on loans.

Other Income and Other Expense

For the three months ended March 31, 2008 and 2007, total noninterest income totaled $215 thousand and $490 thousand, respectively. There was a $370 thousand decrease in gains on the sale of SBA loans, while other noninterest income increased $94 thousand, or 61.0% compared to the first quarter of 2007. Other noninterest income was comprised primarily of service charge and fee income.

Total noninterest expense for the three months ended March 31, 2008 increased $2.0 million, or 60.5% from 2007. The primary component of total noninterest expense was salary and employee benefits, which totaled $2.9 million and $2.1 million for the first quarter of 2008 and 2007, respectively. The $0.8 million, or 41.0% increase in salary and employee benefits primarily resulted from additional employees due to the acquisition of Allied. We had 120 full time equivalent employees at March 31, 2008, compared to 90 full time equivalent employees at March 31, 2007. Legal and other professional services totaled $228 thousand and $117 thousand for the three months ended March 31, 2008 and 2007, respectively. The increase was primarily due to additional professional fees associated with our public registration in connection with the Allied acquisition. Other operating expenses increased $831 thousand, or 159.2% from the three months ended March 31, 2007, primarily due to a $357 thousand increase in provision for OREO losses and OREO expenses, as well as a $154 thousand increase in FDIC premiums. Data processing and other expenses also increased in general, due to the acquisition of Allied.

The following table shows the components of noninterest expense for the three months ended March 31, 2008 and 2007:

	Three months ended March 31
(Dollars in thousands)(Unaudited)	2008	2007
Salaries and employee benefits	$2,899	$2,056
Occupancy expenses	583	423
Advertising and marketing	156	133
Legal and other professional services	228	117
FDIC premiums	168	14
Provision for OREO losses	248	—
OREO expenses	136	27
Amortization of intangibles	71	—
Data processing and technology	343	189
Other expenses	387	292

Total noninterest expense	$5,219	$3,251

Income Taxes

We had a tax benefit of $668 thousand for the first quarter of 2008, compared to a provision for income taxes of $709 thousand for the three months ended March 31, 2007. Effective tax rates for the periods were (42.1)% and 34.6%, respectively.

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

At March 31, 2008 and December 31, 2007, we had arrangements with a correspondent and commercial banks for short term unsecured advances up to $38.0 million.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and due from banks decreased $10.6 million from December 31, 2007, to a total of $8.5 million at March 31, 2008. Cash used in investing activities totaled $72.7 million for the three months ended March 31, 2008, primarily due to purchases of securities available for sale as well as cash used for the purchase of Allied. Cash provided by financing activities totaled $63.9 million for the three months ended March 31, 2008, primarily due to proceeds from long-term debt and deposits.

The table below contains a summary of our contractual obligations as of March 31, 2008:

(Dollars in thousands)(Unaudited)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Deposits having no stated maturity	$219,693	$—	$—	$—	$219,693
Junior subordinated debt	—	5,155	10,310	—	15,465
Certificates of deposit	485,866	68,131	13,621	3,087	570,705
Short-term borrowings	25,159	—	—	—	25,159
Long-term debt	—	10,000	—	9,000	19,000
Leases	858	1,496	1,384	1,291	5,029

	$731,576	$84,782	$25,315	$13,378	$855,051

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as such terms are defined in the regulations. Management believes, as of March 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of March 31, 2008, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

At March 31, 2008, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

(Unaudited)	Tier 1 Leverage	Tier 1 Risk-based	Total Risk-based
Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%

Actual ratios at March 31, 2008
The Buckhead Community Bank	7.92%	8.79%	11.20%
Consolidated	7.92%	8.87%	11.29%

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

The table below contains a summary of our commitments as of March 31, 2008 and December 31, 2007.

(Dollars in thousands)(Unaudited)	March 31 2008	December 31 2007
Commitments to extend credit	$136,620	$158,997
Standby letters of credit	13,633	7,681

	$150,253	$166,678

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest income. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. The Company models ramp scenarios that assume gradual increases and decreases of 300 basis points each over the next twelve months. At March 31, 2008, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 15.7% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 13.8% decrease in net interest income. At December 31, 2007, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 16.43% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 12.63% decrease in net interest income.

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

The following table shows interest sensitivity gaps for these different intervals.

	Interest Sensitivity by Month As of March 31, 2008
(Dollars in thousands)(Unaudited)	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest-earning assets:
Federal funds sold	32,774	—	—	—	—	32,774
Interest Bearing due from accounts	317	—	—	—	—	317
Investment securities available for sale	—	60,009	13,403	37,179	38,413	149,004
Loans	—	568,605	48,999	46,059	26,259	689,922

Total earning assets	33,091	628,614	62,402	83,238	64,672	872,017

Interest-bearing liabilities
Non-interest bearing deposits	—	2,418	7,257	38,704	28,967	77,346
Interest bearing deposits (NOW)	—	1,653	4,959	26,390	—	33,002
Savings deposits (includes MMkt)	—	104,475	768	4,102	—	109,345
Time deposits	—	179,148	306,278	85,277	2	570,705
Short-term borrowings	25,159	—	—	—	—	25,159
Long-term debt	—	—		10,000	9,000	19,000
Junior subordinated debt	—	—	—	15,465	—	15,465

Interest-bearing liabilities	25,159	287,694	319,262	179,938	37,969	850,022

Interest sensitivity gap	7,932	340,920	(256,860)	(96,700)	26,703
Cumulative interest-sensitivity gap	7,932	348,852	91,992	(4,708)	21,995

Ratio of cumulative interest-sensitivity gap to total earning assets	0.91%	40.01%	10.55%	-0.54%	2.52%

As demonstrated in the preceding table, 74.4% of interest-bearing liabilities will reprice within twelve months compared with 83.0% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. In addition, the Company may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.

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

The table below summarizes the return on average assets, return on average equity, and average equity to average assets for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31
(Unaudited)	2008	2007
Return on average assets	-0.41%	0.97%
Return on average equity	-4.03%	13.39%
Average equity to average assets	10.13%	7.26%

ITEM 4T.	Controls and Procedures

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

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended March 31, 2008.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckhead Community Bancorp, Inc.

(Registrant)

DATE: May 14, 2008	BY:	/s/ Marvin Cosgray
Marvin Cosgray President and Chief Executive Officer

DATE: May 14, 2008	BY:	/s/ Dawn Kinard
Dawn Kinard Chief Financial Officer