Form 10-Q
period 2008-06-30
BUCKHEAD COMMUNITY BANCORP INC
filed 2008-08-13
CIK 1026304

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2008: Common Stock, $0.01 par value 6,314,213 shares outstanding.

BUCKHEAD COMMUNITY BANCORP, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30 2008	December 31 2007	June 30 2007
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$8,236	$19,157	$7,974
Interest-bearing deposits in other banks	274	2,264	389
Federal funds sold	7,309	23,428	48,651
Securities available for sale, at fair value	112,456	109,647	96,467
Restricted equity securities, at cost	2,508	1,761	1,419

Total investment securities	114,964	111,408	97,886

Loans held for sale	7,635	1,232	3,727
Loans, net of unearned income	708,581	676,119	430,788
Allowance for loan losses	(10,393)	(9,787)	(5,250)

Net loans	698,188	666,332	425,538

Bank premises and equipment	10,724	10,949	6,268
Accrued interest receivable	4,169	4,696	3,666
Goodwill	32,669	32,655	—
Other intangible assets	2,226	2,367	—
Other real estate owned	25,174	13,437	5,348
Other assets	11,522	11,020	4,313

Total assets	$923,090	$898,945	$603,760

LIABILITIES
Noninterest-bearing demand deposits	$49,628	$46,496	$32,420
Interest-bearing deposits	714,502	709,252	495,787

Total deposits	764,130	755,748	528,207

Short-term borrowings	31,789	19,570	15,052
Long-term debt	20,000	—	—
Junior subordinated debt	15,465	15,465	15,465
Accrued interest payable	2,982	3,885	2,313
Accrued expenses and other liabilities	2,483	14,805	1,572

Total liabilities	836,849	809,473	562,609

SHAREHOLDERS’ EQUITY
Special stock, no par value; 2,000,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01; 20,000,000 shares authorized; 6,314,213, 6,315,813 and 4,575,166 shares issued and outstanding, respectively	63	63	46
Capital surplus	72,542	72,584	27,591
Retained earnings	15,158	17,285	15,977
Accumulated other comprehensive income/(loss)	(1,406)	(279)	(2,252)
Deferred compensation	(116)	(181)	(211)

Total shareholders’ equity	86,241	89,472	41,151

Total liabilities and shareholders’ equity	$923,090	$898,945	$603,760

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except share and per share data)(Unaudited)	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$11,262	$10,005	$23,935	$19,422
Securities:
Taxable	1,144	1,007	2,192	2,005
Tax-exempt	232	230	467	453
Federal funds sold and short-term investments	123	588	407	1,173
Dividends	34	23	64	43

Total interest income	12,795	11,853	27,065	23,096

INTEREST EXPENSE
Deposits	7,289	5,992	15,535	11,569
Short-term borrowings	208	111	415	205
Junior subordinated debt	189	286	439	574
Long-term debt	196	—	224	—

Total interest expense	7,882	6,389	16,613	12,348

NET INTEREST INCOME	4,913	5,464	10,452	10,748
Provision for loan losses	1,370	275	3,492	750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,543	5,189	6,960	9,998

NONINTEREST INCOME
Gain on sale of loans held for sale	39	184	5	520
Gain on sale of securities available for sale	134	—	135	—
Other noninterest income	107	143	355	297

Total noninterest income	280	327	495	817

NONINTEREST EXPENSE
Salaries and employee benefits	2,731	2,131	5,630	4,187
Occupancy expenses	646	416	1,229	839
Advertising and marketing	177	140	333	273
Legal and other professional services	221	128	449	245
Other operating expenses	2,128	588	3,481	1,110

Total noninterest expense	5,903	3,403	11,122	6,654

(LOSS) INCOME BEFORE INCOME TAXES	(2,080)	2,113	(3,667)	4,161
Income tax (benefit)/expense	(872)	732	(1,540)	1,441

NET (LOSS) INCOME	$(1,208)	$1,381	$(2,127)	$2,720

(LOSS) EARNINGS PER SHARE
Basic	$(0.19)	$0.30	$(0.34)	$0.59
Diluted [1]	$(0.19)	$0.30	$(0.34)	$0.59
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	6,307,608	4,565,094	6,306,696	4,570,852
Diluted	6,420,939	4,611,180	6,421,902	4,624,560
CASH DIVIDENDS PER SHARE	$—	$—	$—	$—

[1]	Calculated using average basic common shares for the three and six months ended June 30, 2008

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007
Net (loss) income	$(1,208)	$1,381	$(2,127)	$2,720

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period on securities available for sale, net of tax (benefits) of $(885), $(891), $(537), and $(710), respectively	(1,712)	(1,730)	(1,038)	(1,378)
Reclassification adjustment for (gains) losses realized in net income, net of tax (benefits) of $46, $0, $46 and $0, respectively	(88)	—	(89)	—

Other comprehensive income (loss)	(1,800)	(1,730)	(1,127)	(1,378)

Comprehensive (loss) income	$(3,008)	$(349)	$(3,254)	$1,342

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Total Shareholders’ Equity
(Dollars in thousands, except share data)	Shares	Par Value
Balance, December 31, 2006	4,567,344	$46	$27,403	$13,257	$(874)	$(41)	$39,791
Net income	—	—	—	2,720	—	—	2,720
Stock-based compensation	—	—	2	—	—	16	18
Restricted stock award	7,822	—	186	—	—	(186)	—
Other comprehensive income (loss)	—	—	—	—	(1,378)	—	(1,378)

Balance, June 30, 2007 (Unaudited)	4,575,166	$46	$27,591	$15,977	$(2,252)	$(211)	$41,151

Balance, December 31, 2007	6,315,813	$63	$72,584	$17,285	$(279)	$(181)	89,472
Net loss	—	—	—	(2,127)	—	—	(2,127)
Exercise of stock options	400	—	5				5
Restricted stock forfeiture	(2,000)	—	(50)	—	—	50	—
Stock-based compensation	—	—	3	—	—	15	18
Other comprehensive income (loss)	—	—	—	—	(1,127)	—	(1,127)

Balance, June 30, 2008 (Unaudited)	6,314,213	$63	$72,542	$15,158	$(1,406)	$(116)	$86,241

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
(Dollars in thousands)(Unaudited)	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(2,127)	$2,720
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	545	286
Amortization of intangible assets	141	—
Provision for loan losses	3,492	750
Provision for foreclosed property	1,069	25
Net gains on sales of securities	(135)	—
Gains on sales of loans	(5)	(520)
Losses on sales of other real estate	110	—
Stock-based compensation	18	18
(Increase) decrease in loans held for sale	(6,398)	367
Decrease (increase) in interest receivable	527	(1,142)
(Decrease) increase in interest payable	(903)	358
Net other operating activities	(3,685)	1,517

Net cash (used in) provided by operating activities	(7,351)	4,379

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in banks	1,990	(2)
Purchases of securities available for sale	(79,078)	(2,967)
Proceeds from sales of securities available for sale	12,953	—
Proceeds from calls and maturities of securities available for sale	61,684	2,079
Net purchases of restricted equity securities	(747)	(10)
Net decrease (increase) in federal funds sold	16,119	(8,066)
Net increase in loans	(55,451)	(56,125)
Proceeds from sale of other real estate	7,315	—
Purchases of bank premises and equipment	(261)	(318)
Cash used for business combination	(13,375)	—

Net cash used in investing activities	(48,851)	(65,409)

FINANCING ACTIVITIES
Net increase in deposits	8,382	56,118
Net change in short-term borrowings	12,219	5,017
Net proceeds from long-term debt	20,000	—
Proceeds from issuance of common stock	4,680	—

Net cash provided by financing activities	45,281	61,135

Change in cash and due from banks	(10,921)	105
Cash and due from banks at beginning of period	19,157	7,869

Cash and due from banks at end of period	$8,236	$7,974

Supplemental Disclosures:
Cash paid during the period for:
Interest	$17,516	$11,989
Income taxes	$—	$670
Non-cash investing activities:
Transfer of loans to other real estate owned	$20,103	$3,645

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 provides a framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States (“US GAAP”). Previously, US GAAP hierarchy had been defined in the American Institute of Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The new FASB guidance specifies that the US GAAP hierarchy should be directed to entities, because the entity, not its auditor, is responsible for selecting appropriate accounting principles. This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to SAS No. 69. The impact of this standard is not expected to be material to the Company’s financial position or results of operations.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about these types of contracts. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The impact of this standard is not expected to be material to the Company’s financial position or results of operations.

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following unaudited condensed income statements disclose the pro forma results of the Company as though the Allied acquisition had occurred at the beginning of the periods presented.

	Three months ended June 30, 2007 (Unaudited)
(Dollars in thousands, except share data)	Buckhead Community Bancorp, Inc. [1]	Allied Bancshares, Inc. [2]	Pro Forma Adjustments [3]	Pro Forma Combined
Interest and dividend income	$11,853	$4,257	$(160)	$15,950
Interest expense	6,389	2,253	(46)	8,596

Net interest income	5,464	2,004	(114)	7,354
Provision for loan losses	275	432	—	707

Net interest income after provision for loan losses	5,189	1,572	(114)	6,647

Noninterest income	327	74	—	401
Noninterest expense	3,403	986	78	4,467

Income from continuing operations before provision for income taxes	2,113	660	(192)	2,581
Provision for income taxes	732	238	(67)	903

Income from continuing operations	$1,381	$422	$(125)	$1,678

Average shares:
Basic	4,565,094	1,528,804	(152,880)[4]	5,941,018
Diluted	4,611,180	1,726,332	(172,633)[4]	6,164,879
Income from continuing operations per average common share:
Basic	0.30	0.28	—	0.28
Diluted	0.30	0.24	—	0.27

[1]	Represents results of Buckhead Community Bancorp, Inc. from April 1, 2007 through June 30, 2007.

[2]	Represents results of Allied Bancshares, Inc. from April 1, 2007 through June 30, 2007.

[3]

Pro forma adjustments include the following items: loss of interest on federal funds sold used to fund the acquisition of $97 thousand; amortization of core deposit intangible of $71 thousand; amortization of loan purchase accounting adjustment of $38 thousand; amortization of investment securities purchase accounting adjustment of $25 thousand; depreciation of building purchase accounting adjustment of $7 thousand; and accretion of deposit purchase accounting adjustment of $46 thousand; net tax effect of all pro-forma adjustments at 35%.

[4]	Assumes 75% stock merger consideration at an exchange ratio of 1.20.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2007 (Unaudited)
(Dollars in thousands, except share data)	Buckhead Community Bancorp, Inc. [1]	Allied Bancshares, Inc. [2]	Pro Forma Adjustments [3]	Pro Forma Combined
Interest and dividend income	$23,096	$8,253	$(322)	$31,027
Interest expense	12,348	4,286	(93)	16,541

Net interest income	10,748	3,967	(229)	14,486
Provision for loan losses	750	547	—	1,297

Net interest income after provision for loan losses	9,998	3,420	(229)	13,189

Noninterest income	817	150	—	967
Noninterest expense	6,654	2,078	157	8,889

Income from continuing operations before provision for income taxes	4,161	1,492	(386)	5,267
Provision for income taxes	1,441	541	(135)	1,847

Income from continuing operations	$2,720	$951	$(251)	$3,420

Average shares:
Basic	4,570,852	1,517,001	(151,700)[4]	5,936,153
Diluted	4,624,560	1,729,992	(172,999)[4]	6,181,553
Income from continuing operations per average common share:
Basic	0.59	0.63	—	0.58
Diluted	0.59	0.55	—	0.55

[1]	Represents results of Buckhead Community Bancorp, Inc. from January 1, 2007 through June 30, 2007.

[2]	Represents results of Allied Bancshares, Inc. from January 1, 2007 through June 30, 2007.

[3]

Pro forma adjustments include the following items: loss of interest on federal funds sold used to fund the acquisition of $197 thousand; amortization of core deposit intangible of $142 thousand; amortization of loan purchase accounting adjustment of $75 thousand; amortization of investment securities purchase accounting adjustment of $50 thousand; depreciation of building purchase accounting adjustment of $15 thousand; and accretion of deposit purchase accounting adjustment of $93 thousand; net tax effect of all pro-forma adjustments at 35%.

[4]	Assumes 75% stock merger consideration at an exchange ratio of 1.20.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Stock-based Compensation

The Company has a stock incentive plan under which it may grant stock options or other stock awards to employees, directors and other key persons to purchase shares of common stock. Awards are granted at prices equal to the fair market value of the shares at the date of grant and are exercisable as determined by the plan’s administrative committee. Stock options expire ten years from the date of grant. The general terms of the plan also include a vesting period which is usually three to four years for awards granted since January of 2007. Options granted prior to that date generally vested immediately. Through June 30, 2008, incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.

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

Stock Options

The following is a summary of the Company’s weighted average assumptions used to estimate the weighted average per share fair value of options granted during the three and six months ended June 30, 2008, and 2007, on the date of grant using the Black-Scholes option pricing model. No stock options were granted during 2008.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Thousands)(Unaudited)	2008	2007	2008	2007
Expected volatility	N/A	N/A	N/A	18%
Expected dividend yield	N/A	N/A	N/A	2%
Expected life (in years)	N/A	N/A	N/A	6.5
Risk-free rate	N/A	N/A	N/A	4.6%
Annual forfeiture rate	N/A	N/A	N/A	3%
Weighted average fair value of options	N/A	N/A	N/A	$5.04

The Company expensed approximately $1 thousand and $3 thousand during the three and six months ended June 30, 2008 and $1 thousand and $2 thousand during the same period of 2007, related to stock options. The total compensation cost related to nonvested awards not yet recognized was approximately $9 thousand as of June 30, 2008 and the weighted average period over which it is to be recognized is 1.5 years.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of stock option activity:

	Six months ended June 30, 2007
(Dollars in thousands)(Unaudited)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	65,197	$5.95
Granted	3,779	22.50

Options outstanding, June 30, 2007	68,976	$6.86	2.9	$1,251

Exercisable, June 30, 2007	65,197	$5.95	2.5	$1,242

	Six months ended June 30, 2008
(Dollars in thousands)(Unaudited)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2008	185,736	$8.55
Forfeited	(6,221)	11.12
Exercised	(400)	12.50

Options outstanding, June 30, 2008	179,115	$8.45	5.8	$2,964

Exercisable, June 30, 2008	177,114	$8.30	5.8	$2,958

The total grant-date fair value of options vested during the period was $5 thousand and zero for the six months ended June 30, 2008 and 2007, respectively. No options vested during the second quarter of 2008 or 2007.

Restricted Stock

On April 1, 2006, the Company’s President and Chief Executive Officer was awarded 3,000 shares of restricted common stock, with an aggregate fair market value of $16.67 per share. The restricted stock vests in four equal increments on April 1, 2007, 2008, 2009, and 2010. The total expense associated with this grant of approximately $49,000 will be recognized over the four year period on a straight-line basis.

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The unamortized balance of the fair value of the restricted stock grant has been recorded as deferred compensation in the equity section of the consolidated balance sheets. As of June 30, 2008, there was approximately $116 thousand of unrecognized stock-based compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 2.5 years.

The following tables present restricted stock activity:

(Dollars in thousands, except per share data)(Unaudited)	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2007	3,000	$16.67
Granted	7,822	23.78
Vested	(750)	16.67

Outstanding, June 30, 2007	10,072	$22.19

	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2008	10,072	$22.19
Forfeited	(2,000)	25.00
Vested	(2,206)	21.08

Outstanding, June 30, 2008	5,866	$21.65

The following table summarizes stock-based compensation expense:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in Thousands)(Unaudited)	2008	2007	2008	2007
Stock-based compensation expense
Stock options	$1	$1	$3	$2
Restricted stock	12	13	15	16

	$13	$14	$18	$18

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – (Loss) Earnings Per Share (“EPS”)

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three and six months ended June 30, 2008 and 2007. There is no dilution from dilutive securities due to the antidilutive effect of the net loss for the three and six months ended June 30, 2008.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)(Unaudited)	2008	2007	2008	2007
Basic
Net (loss) income available to common shareholders	$(1,208)	$1,381	$(2,127)	$2,720
Average basic common shares	6,308	4,565	6,307	4,571
(Loss) earnings per average common share - basic	$(0.19)	$0.30	$(0.34)	$0.59

Diluted
Net (loss) income available to common shareholders	$(1,208)	$1,381	$(2,127)	$2,720
Average basic common shares	6,308	4,565	6,307	4,571
Effect of dilutive securities: Stock options and restricted stock	113	46	115	54

Average diluted common shares	6,421	4,611	6,422	4,625

(Loss) earnings per average common share - diluted [1]	$(0.19)	$0.30	$(0.34)	$0.59

1	Calculated using average basic common shares for the three and six months ended June 30, 2008

Note 5 – Fair Value

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table presents financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2008, Using
(Dollars in thousands)(Unaudited)	Assets/Liabilities Measured at Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$112,456	$—	$112,456	$—

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Assets Measured at Fair Value on a Non-recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During the first six months of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $33.5 million as of June 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

		Fair Value Measurements at June 30, 2008, Using
(Dollars in thousands)(Unaudited)	Carrying Value as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowances as of June 30, 2008
Impaired loans	$33,467	$—	$—	$33,467	$(5,237)
Other real estate owned	25,174	—	—	25,174	(1,316)

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. While SFAS No. 159 became effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

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

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, impaired loans, other real estate owned (“OREO”), goodwill and other intangible assets. Investment securities are recorded at fair value while impaired loans, other real estate owned, goodwill and other intangible assets are recorded at either cost or fair value, whichever is lower.

Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of impaired loans and other real estate owned are typically determined based on third-party appraisals less estimated costs to sell. At the time of foreclosure, it is our policy to obtain current appraisals from a list of approved appraisers to assist in the valuation of OREO. We reassess the value of OREO properties at least every 60 days and establish reserves when deemed appropriate. Goodwill and other intangible assets are periodically evaluated to determine if any impairment might exist. The estimation of fair value and subsequent changes of fair value of investment securities, impaired loans, other real estate owned, goodwill and other intangible assets can have a significant impact on the value of the Company, as well as have an impact on the recorded values and subsequently reported net income.

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

Balance Sheet Review

At June 30, 2008, we had total assets of $923.1 million as compared to $898.9 million as of December 31, 2007. The increase in assets was primarily attributable to a $38.9 million increase in loans and loans held for sale, as well as an $11.7 million increase in other real estate owned. This increase was partially offset by a $10.9 million decrease in cash and due from banks and a $16.1 million decrease in federal funds sold. Total liabilities at June 30, 2008 increased to $836.8 million from $809.5 million at December 31, 2007, primarily due to a $20 million increase in long-term debt. Shareholder’s equity totaled $86.2 million at June 30, 2008, a decrease of $3.2 million, or 3.6% when compared to December 31, 2007. The decrease was primarily driven by a net loss of $2.1 million for the first six months of 2008. On December 4, 2007, we completed the acquisition of Allied, which added approximately $273.8 in total assets to our balance sheet. This transaction is described more fully in Note 2 to the Consolidated Financial Statements included in Item 1.

Investment Portfolio

The fair value of the investment securities portfolio as of June 30, 2008 was $112.5 million compared to $109.6 million as of December 31, 2007. In an effort to improve the yield and lengthen the duration of our investment portfolio, we sold approximately $7 million in U.S. Treasury and agency securities and approximately $4 million in mortgage-backed securities during the second quarter of 2008. We purchased approximately $24 million in mortgage-backed securities to replace these sold investments as well as approximately $5 million in agency securities that were called during the second quarter. Our portfolio repositioning resulted in a shift from U.S. Treasury and agency securities to mortgage-backed securities. The mortgage-backed securities purchased during the second quarter of 2008 are backed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Association (FHLMC), and the aggregate total of all mortgage-backed securities does not exceed 60% of the entire portfolio, in accordance with our investment policy. Aside from our repositioning activities, $34 million in U.S. Treasury securities matured shortly after the end of the first quarter of 2008, related to a temporary customer deposit.

Because our investment portfolio is managed with consideration of collateral requirements for our overnight sweep product and public deposit balances, we elected to purchase mortgage-backed securities as opposed to other types of securities, such as municipal bonds. Mortgage-backed securities are considered acceptable collateral for these deposits, while municipal bonds are not.

	June 30, 2008		December 31, 2007		June 30, 2007
(Dollars in thousands)(Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury government sponsored securities, agencies and corporations	$36,225	$35,973	$62,106	$62,250	$59,108	$57,181
Trust Preferred Securities	1,450	1,438	1,450	1,457	1,450	1,460
Corporate bonds	250	242	250	251	250	250
State and municipal securities	22,931	22,514	24,561	24,242	23,917	23,015
Mortgage-backed securities	53,733	52,289	21,704	21,447	15,155	14,561

Total securities available for sale	$114,589	$112,456	$110,071	$109,647	$99,880	$96,467

The carrying value of investment securities at June 30, 2008, by contractual maturity, is shown below. All of our securities are classified as “available-for-sale”, which means that we carry them at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity until realized. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

	One Year or Less		After One Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Totals
(Dollars in thousands)(Unaudited)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Carrying value:
June 30, 2008
U.S. Government sponsored securities, agencies and corporations	$1,013	2.03%	—	—	15,882	4.79%	19,078	5.70%	35,973	5.19%
Trust preferred securities	—	—	—	—	—	—	1,438	6.31%	1,438	6.31%
Corporate bonds	—	—	—	—	—	—	242	5.18%	242	5.18%
State and municipal securities[1]	—	—	777	5.08%	2,985	5.31%	18,752	5.71%	22,514	5.64%
Mortgage-backed securities	—	—	4,259	4.86%	625	4.21%	47,405	5.16%	52,289	5.12%

Total securities	$1,013		5,036		19,492		86,915		112,456

1	Yields are on a tax-equivalent basis

Loan Portfolio

Our intent is to derive a substantial percentage of our earnings from loans. The Company’s loan portfolio increased $32.3 million, or 4.8% from December 31, 2007 to June 30, 2008. The following table presents various categories of loans contained in the loan portfolio of the Company as of June 30, 2008, December 31, 2007, and June 30, 2007:

	June 30 2008		December 31 2007		June 30 2007
(Dollars in thousands)(Unaudited)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Breakdown of loan receivables:
Commercial	$86,077	12.14%	$77,837	11.50%	$68,386	15.84%
Real estate - mortgage	251,027	35.39%	213,248	31.50%	96,922	22.46%
Real estate - construction	359,318	50.66%	371,506	54.88%	262,740	60.88%
Consumer	12,807	1.81%	14,358	2.12%	3,538	0.82%

Total loans	709,229	100.00%	676,949	100.00%	431,586	100.00%
Less: Allowance for loan losses	10,393		9,787		5,250
Less: Unearned loan fees	648		830		798

Net loans	$698,188		$666,332		$425,538

Ratio of the allowance for loan losses to total loans	1.47%		1.45%		1.22%

The major components of the loan portfolio at June 30, 2008 were real estate construction and mortgage and represented 86.1% of the loan portfolio. In the context of this discussion, we define a “real estate mortgage loan” and a “real estate construction loan” as any loan, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we target our loan-to-value ratio to be consistent with the supervisory loan to value limit guidelines provided by the banking regulators. In order to reduce collateral risk, we attempt to maintain a relatively diversified portfolio.

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

The following table summarizes major classifications of portfolio loans by maturities as of June 30, 2008:

(Dollars in thousands)(Unaudited)	One Year or Less	After One, but within Five Years	After Five Years	Total
Commercial	$60,858	19,177	6,042	$86,077
Real estate – mortgage	163,630	71,951	15,446	251,027
Real estate – construction	344,520	14,798	—	359,318
Consumer	9,037	3,640	130	12,807

Total	$578,045	109,566	21,618	$709,229

The following table represents the rate structure for loans as of June 30, 2008:

(Dollars in thousands)(Unaudited)	Variable Rate	Fixed Rate
Commercial	$65,825	$20,252
Real estate – mortgage	159,732	91,295
Real estate – construction	351,432	7,886
Consumer	6,638	6,169

Total	$583,627	$125,602

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

As of June 30, 2008 the allowance for loan losses was $10.4 million or 1.47% of outstanding loans, as compared to $9.8 million or 1.45% at December 31, 2007. The Company’s current economic environment is turbulent, and the real estate values of our loan collateral are rapidly shifting. We continually monitor the adequacy of our allowance and we have employed independent external loan review consultants to complement management’s evaluation of the allowance. The Company is committed to following generally accepted accounting principles, including the December 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses, as it determines the level of the allowance. As of June 30, 2008, management believes the allowance for loan losses is adequate.

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

The following table shows an analysis of allowance for loan loss, including charge-off activity, for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007
Balance at beginning of period	$11,167	$5,021	$9,787	$4,518
Loans charged off:
Commercial	95	—	421	—
Real estate - mortgage	122	—	122	—
Real estate - construction	1,912	25	2,328	25
Consumer	15	21	15	21

Total loans charged off	2,144	46	2,886	46

Recoveries of losses previously charged off:
Commercial	—	—	—	28
Real estate - mortgage	—	—	—	—
Real estate - construction	—	—	—	—
Consumer	—	—	—	—

Total recoveries	—	—	—	28

Net loans charged off	2,144	46	2,886	18
Provision for loan losses	1,370	275	3,492	750

Allowance for loan losses at end of period	$10,393	$5,250	$10,393	$5,250

Net loans charged off, as a percent of average loans outstanding (annualized)	1.24%	0.04%	0.84%	0.01%

Our provision for loan losses for the three and six months ended June 30, 2008 was $1.4 million and $3.5 million, which was $0.8 million less than net charge-offs for the three months ended June 30, 2008 and $0.6 million higher than net charge-offs for the six months ended June 30, 2008. The comparable provision and net charge-off amounts for the three and six months ended June 30, 2007 were $0.3 million and $0.8 million and $46 thousand and $18 thousand, respectively. The loan loss provision increased from 2007 to 2008, due to increases in non-performing loans and net charge-offs. Net charge-offs for the three and six months ended June 30, 2008 represented 1.24% and 0.84% of average loans, compared to 0.04% and 0.01% of average loans for the three and six months ended June 30, 2007. The Company has been and will continue to be aggressive in dealing with nonperforming assets, moving loans to nonaccrual status, charging them off and foreclosing on collateral, as necessary.

The following tables show the allocation of the allowance and the percentage of the allowance allocated to each category of total loans:

	June 30 2008		December 31 2007		June 30 2007
(Dollars in thousands)(Unaudited)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$1,092	10.51%	$1,231	12.58%	$814	15.50%
Real estate – mortgage	1,502	14.45%	3,234	33.04%	1,093	20.82%
Real estate – construction	7,727	74.35%	5,181	52.94%	3,277	62.42%
Consumer	72	0.69%	141	1.44%	66	1.26%

Total	$10,393	100.00%	$9,787	100.00%	$5,250	100.00%

Non-performing Assets

It is our policy to classify loans as non-accrual generally when they are past due in principal or interest payments for more than 90 days or if it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 days past due loans when such loans are well secured and in the process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

We have adopted the principles of SFAS No. 114 and No. 118 relating to accounting for impaired loans and as of June 30, 2008, our impaired loans, totaled $38.7 million and had associated reserves of approximately $5.2 million. This is compared to impaired loans and associated reserves of $8.3 million and approximately $760 thousand, respectively, as of December 31, 2007. A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due totaled $54.0 million at June 30, 2008, compared to $25.2 million at December 31, 2007. Non-accrual loans were $28.4 million at June 30, 2008, an increase of $20.1 million from non-accrual loans of $8.3 million at December 31, 2007. The Company had loans ninety days past due and still accruing at June 30, 2008 of $136 thousand as compared to $3.4 million as of December 31, 2007. We have been aggressive in dealing with nonperforming loans, quickly moving them to nonaccrual status, other real estate owned, and/or charging them off, as deemed necessary. As mentioned above, our policy allows for us to continue accruing interest on loans that are 90 days past due loans when such loans are well secured and in the process of collection. Net other real estate owned totaled $25.2 million as of June 30, 2008, compared to $13.4 million at December 31, 2007.

The current credit deterioration has been driven by a real estate slowdown that accelerated in mid to late 2007 and has continued into 2008. This slowdown has had a greater impact on community banks in the Company’s trade area than previous downturns in the economic cycle.

At June 30, 2008, we had non-performing loans, defined as non-accrual and accruing loans past due more than 90 days, of $28.5 million or 4.02% of total loans. Non-performing loans for December 31, 2007 were $11.7 million or 1.74% of total loans. Interest that would have been recorded on non-accrual loans had they performed in accordance with their original terms, amounted to $628.0 thousand and $1.1 million for the three and six months ended June 30, 2008, compared to $148.8 thousand and $275.7 thousand for the same periods in 2007. Interest income on non-accrual loans included in the results of operations for the three and six months ended June 30, 2008, totaled $78.0 thousand and $181.8 thousand, respectively. For the same periods ended June 30, 2007, interest income on non-accrual loans included in our results of operations totaled $9.5 thousand and $22.6 thousand, respectively.

A summary of nonperforming assets as of June 30, 2008, December 31, 2007 and June 30, 2007 is presented below:

Non-performing Assets

(Dollars in thousands)(Unaudited)	June 30 2008	December 31 2007	June 30 2007
Non-accrual loans	$28,374	$8,310	$4,468
Loans 90 days or more past due and still accruing	136	3,439	1,868

Total non-performing loans	28,510	11,749	6,336
All other real estate owned, net	25,174	13,437	5,348
All other repossessed assets	271	—	—

Total non-performing assets [1]	$53,955	$25,186	$11,684

As a percent of total loans at end of period:
Non-accrual loans	4.00%	1.23%	1.04%
Loans 90 days or more past due and still accruing	0.02%	0.51%	0.43%
Total non-performing assets to total loans plus OREO and other repossessed assets	7.34%	3.65%	2.67%

1	Total non-performing assets includes non-performing loans guaranteed by the Small Business Administration. At June 30, 2008, December 31, 2007 and June 30, 2007, the guaranteed portion of these loans amounted to $4.1 million, $3.6 million and $0, respectively

The increase to our non-accrual loans during the first six months of 2008 is the net result of the following changes:

(Dollars in thousands)(Unaudited)	June 30 2008
Balance at December 31, 2007	$8,310
Loans reclassified to non-accrual status in 2008	36,923
Payments received on non-accrual loans during 2008	(1,257)
Non-accrual loans charged-off during 2008	(2,274)
Non-accrual loans reclassified to other real estate	(12,751)
Non-accrual loans reclassified to repossessed collateral	(577)

Balance at June 30, 2008	$28,374

During 2008, additions to loans on nonaccrual status consisted of 45 real estate secured loans totaling $34.6 million and 5 commercial SBA loans totaling $2.3 million. At June 30, 2008, non-accrual loans consisted of 28 construction loans, three commercial and industrial loans, six SBA real estate loans, one real estate mortgage loan, and two consumer loans, totaling approximately $22.3 million, $1.2 million, $4.7 million, $157.6 thousand and $6.3 thousand, respectively.

At June 30, 2008, the Company’s Other Real Estate Owned consisted of 40 properties totaling $25.2 million, compared to 15 properties totaling $13.4 million as of December 31, 2007. The increase in OREO during the first six months of 2008 was the result of the foreclosure of 32 construction loan properties and one SBA real estate loan. Eight properties were sold during the first six months of 2008.

At June 30, 2008, the Company’s OREO consisted of the following:

(Dollars in thousands)(Unaudited)	June 30 2008
Construction and land development	$22,517
1-4 family residential properties	1,222
Commercial properties	1,435

Total other real estate owned	$25,174

The following is a summary of OREO activity for the first six months of 2008:

(Dollars in thousands)(Unaudited)
Balance at December 31, 2007	$13,437
Transfers into OREO	20,103
Sales of OREO	(7,315)
Loss on sale of OREO	(110)
Capitalized improvements net of charge-offs	(123)
Change in valuation allowance	(818)

Ending Balance - June 30, 2008	$25,174

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

In addition to loans formally classified as non-accrual or non-performing, management maintains a list of monitored loans which may eventually become so classified. Individual loan officers are responsible for assessing business and credit risk for each loan in their respective portfolios. The monitored loan list exists as a vehicle measuring and monitoring identified assets with heightened risk characteristics. Heightened risk characteristics would include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. Management meets monthly to re-assess the ongoing status of credits on this list. As of June 30, 2008, there were loans totaling $75.2 million on the monitored loan list, $28.4 million on nonaccrual status and $136 thousand that were past due 90 days or more and still accruing. The $75.2 million on the monitored loan list includes $1.3 million representing the portion of loans guaranteed by the Small Business Administration (“SBA”). As of December 31, 2007, there were loans totaling $46.4 million on the monitored loan list, $8.3 million on nonaccrual status, and $3.4 million that were past due 90 days or more and still accruing. The $46.4 million on the December 31, 2007 monitored loan list includes $2.1 million representing the portion of loans guaranteed by the SBA.

Deposits

Core deposits, which exclude time deposits of $100,000 or more, CDARs deposits, and brokered time deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Core deposits were approximately $339.2 million at June 30, 2008 compared to $345.1 million at December 31, 2007. Although we view CDARs as core customers, CDARs balances are not considered to be core deposits under banking regulations. CDARs balances were $85.4 million at June 30, 2008, compared to $70.6 million as of December 31, 2007.

The maturity distribution of time deposits of $100,000 or more as of June 30, 2008 was as follows:

(Dollars in thousands)(Unaudited)
Three months or less	$97,622
Over three through six months	57,927
Over six through twelve months	96,351
Over twelve months	73,706

Total	$325,606

Borrowed Funds

Short-term:

We have access to various short-term borrowings, including the purchase of federal funds and borrowing arrangements from other financial institutions. The Company had $10 million in federal funds purchased as of June 30, 2008 and $1.5 million as of December 31, 2007.

Overnight customer sweep agreements totaled $21.8 million at June 30, 2008 compared to $15.1 million as of December 31, 2007. These short-term borrowings are collateralized by securities and generally mature within one day from the transaction date. The agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

As of June 30, 2008, other borrowings included in short-term borrowings totaled zero compared to $3.0 million as of December 31, 2007.

Long-term:

We had $10.0 million in FHLB borrowings as of June 30, 2008, compared to zero at December 31, 2007. These fixed rate advances mature in August of 2009.

As of June 30, 2008, long-term debt also consisted of $10.0 million in subordinated capital notes. This borrowing has a variable rate and matures on March 31, 2020. For regulatory capital purposes, these notes are included in Tier 2 capital. The December 31, 2007 balance of long-term debt was zero.

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

The trust preferred securities and the related first series of debentures were issued on August 11, 2004. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2004. Interest on the first series of debentures is paid on the corresponding dates. The aggregate principal amount of the first series of debentures outstanding at June 30, 2008 and December 31, 2007 was $5,155,000. Certain issue costs have been deferred and recorded in other assets in the accompanying consolidated balance sheets. The issue costs are being amortized over the life of the first series of debentures, and the outstanding balance of the unamortized issue costs at June 30, 2008 and December 31, 2007 was approximately $90 and $92 thousand, respectively.

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

The trust preferred securities and the related second series of debentures were issued on May 24, 2006. Distributions on the trust preferred securities are paid quarterly on April 7, July 7, October 7 and January 7 of each year, beginning July 7, 2006. Interest on the second series of debentures is paid on the corresponding dates. The aggregate principal amount of the second series of debentures outstanding at June 30, 2008 and December 31, 2007 was $10,310,000. There were no issue costs associated with the issuance of the second series of debentures.

Income Statement Review

We reported a net loss of $1.2 million for the three months ended June 30, 2008, a decrease in earnings of $2.6 million compared to the same period of the prior year. Basic and diluted loss per share amounted to $(0.19) respectively, compared to $0.30 basic and diluted earnings per share for the three months ended June 30, 2007. Net loss for the first six months of 2008 was $2.1 million, a decrease in earnings of $4.8 million compared to the same period of the prior year. Basic and diluted loss per share totaled $(0.34) for the six months ended June 30, 2008, compared to basic and diluted earnings per share of $0.59 for the same period of the prior year. Margin compression and increasing costs to carry nonperforming assets, including provisions to associated valuation allowances, had a negative impact on earnings for the second quarter and first six months of 2008.

On December 4, 2007, the Company acquired Allied Bancshares, Inc. The acquisition was accounted for under the purchase method of accounting with the results of operations for Allied included in our consolidated financial results beginning December 4, 2007. This transaction is more fully described in Note 2 to the Consolidated Financial Statements included in Item 1.

Net Interest Income/Margin

Net interest income for the three months ended June 30, 2008 was $4.9 million, a decrease of $551 thousand or 10.1% from the same period of 2007. The decrease in net interest income was driven by declining interest rates and interest reversals on non-performing loans. Our rates on loans have declined more quickly than the rates on our deposits, as our certificates of deposit take longer to reprice. We also had additional borrowings expense in 2008.

Average loans for the second quarter of 2008 were $696.5 million, compared to $420.5 million for the same period in 2007. The average yield on loans decreased from 9.44% for the three months ended June 30, 2007 to 6.50% for the three months ended June 30, 2008. Interest reversals related to non-performing loans contributed to the decline, along with interest rate cuts from the Federal Reserve. For the three months ended June 30, 2008, average securities available for sale were $118.3 million compared to $99.7 million for the same period of 2007.

The average cost of funds decreased 92 basis points to 4.11% for the second quarter of 2008 compared to the same period in 2007, primarily due to decreases in the interest rates paid on certificates of deposits. Average time deposits for the second quarter of 2008 were $557.9 million, compared to $376.0 million for the same period of 2007, an increase of 48.4%. The average rate paid on time deposits decreased from 5.38% for the three months ended June 30, 2007 to 4.59% for the same period of 2008. While the Federal Reserve reduced the federal funds target rate beginning late 2007, average rates paid on these deposits typically lag these rate reductions due to the longer term of the accounts.

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

For the three months ended June 30, 2008 and 2007, the net interest spread was 2.04% and 3.29%, respectively, while the net interest margin was 2.36% and 3.83%, respectively. A number of factors contributed to the net interest spread and net interest margin compression from a year ago. Competition for deposits has increased and we have had to offer relatively higher rates to retain deposits. Additionally, the increasing level of non-performing loans has lowered loan yields. Finally, as interest rates have declined, we have experienced margin compression, due to our loan rates dropping more immediately than our deposits have repriced to the lower rates.

Net interest income for the six months ended June 30, 2008 was $10.5 million, a decrease of $296 thousand or 2.8% compared to the same period of 2007. The decrease in net interest income was primarily driven by the aforementioned cost of funds declining more slowly in relation to the reduction of yield on our loans, which was exacerbated by interest reversals related to non-performing loans.

Average loans for the first six months of 2008 were $690.3 million, compared to $407.4 million for the same period in 2007. The average yield on loans decreased from 9.52% for the six months ended June 30, 2007 to 7.05% for the six months ended June 30, 2008, a decline of 247 basis points. Interest reversals related to non-performing loans contributed to the decline, along with interest rate cuts from the Federal Reserve. For the six months ended June 30, 2008, average securities available for sale were $114.0 million compared to $98.3 million for the same period of 2007.

The average cost of funds decreased 67 basis points to 4.38% for the first six months of 2008 compared to the same period in 2007, primarily due to decreases in the interest rates paid on certificates of deposit. Average time deposits for the first six months of 2008 were $567.7 million, compared to $365.1 million for the same period of 2007, an increase of 55.5%. The average rate paid on time deposits decreased from 5.40% for the six months ended June 30, 2007 to 4.84% for the same period of 2008.

For the six months ended June 30, 2008 and 2007, the net interest spread was 2.15% and 3.39%, respectively, while the net interest margin was 2.52% and 3.90%, respectively. The compression in net interest spread and net interest margin on a year-to-date basis was caused by similar factors discussed surrounding the quarter-over-quarter decline.

The following tables show the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30, 2008			June 30, 2007
(Dollars in thousands)(Unaudited)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS:
Federal funds sold	$22,376	$120	2.16%	$44,873	$584	5.15%
Interest bearing deposits	400	3	3.02%	396	4	4.01%
Investment securities available for sale
Taxable	94,653	1,178	4.98%	76,993	1,030	5.23%
Nontaxable[1]	23,608	232	6.05%	22,663	230	6.11%
Loans	696,544	11,262	6.50%	420,540	10,005	9.44%

Total interest earning assets	837,581	12,795	6.14%	565,465	11,853	8.32%
All other assets	78,974			18,731

Total assets	$916,555			$584,196

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing demand deposits and savings	$148,576	922	2.50%	$100,189	892	3.53%
Time	557,899	6,367	4.59%	375,977	5,100	5.38%
Junior subordinated debt	15,465	189	4.92%	15,465	286	7.34%
Short-term borrowings	30,267	208	2.76%	12,670	111	3.48%
Long-term borrowings	19,769	196	3.99%	—	—	—

Total interest bearing liabilities	771,976	7,882	4.11%	504,301	6,389	5.03%
Noninterest-bearing deposits	49,611			33,268
Other liabilities	6,929			3,825
Shareholders’ equity	88,039			42,802

Total liabilities and shareholders’ equity	$916,555			$584,196

Net interest spread			2.04%			3.29%
Net interest margin on average earning assets			2.36%			3.83%

Net interest income		$4,913			$5,464

1	Yield is on a tax-equivalent basis

	Six Months Ended
	June 30, 2008			June 30, 2007
(Dollars in thousands)(Unaudited)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS:
Federal funds sold	$27,827	$381	2.75%	$45,031	$1,165	5.22%
Interest bearing deposits	1,413	26	3.70%	513	8	3.04%
Investment securities available for sale
Taxable	90,262	2,256	5.00%	75,645	2,048	5.41%
Nontaxable[1]	23,695	467	6.06%	22,698	453	6.50%
Loans	690,251	23,935	7.05%	407,437	19,422	9.52%

Total interest earning assets	833,448	27,065	6.53%	551,324	23,096	8.44%
All other assets	77,225			17,401

Total assets	$910,673			$568,725

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing demand deposits and savings	$140,868	1,874	2.68%	$100,573	1,788	3.58%
Time	567,744	13,661	4.84%	365,122	9,781	5.40%
Junior subordinated debt	15,465	439	5.71%	15,465	574	7.49%
Short-term borrowings	27,507	415	3.03%	11,710	205	3.53%
Long-term borrowings	11,857	224	3.80%	—	—	—

Total interest bearing liabilities	763,441	16,613	4.38%	492,870	12,348	5.05%
Noninterest-bearing deposits	47,305			32,633
Other liabilities	11,127			2,219
Shareholders’ equity	88,800			41,003

Total liabilities and shareholders’ equity	$910,673			$568,725

Net interest spread			2.15%			3.39%
Net interest margin on average earning assets			2.52%			3.90%

Net interest income		$10,452			$10,748

1	Yield is on a tax-equivalent basis

Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Loan fees totaled $469.7 thousand and $497.8 thousand for the three months ended June 30, 2008 and 2007, respectively, and are included with interest income on loans. Loan fees totaled $1.1 million and $1.0 million for the six months ended June 30, 2008 and 2007.

Other Income and Other Expense

For the three months ended June 30, 2008 and 2007, total noninterest income totaled $280 thousand and $327 thousand, respectively. There was a $145 thousand decrease in gains on the sale of SBA loans and a $134 thousand increase in gains on sales of securities available for sale. Other noninterest income was comprised primarily of service charge and fee income and declined $36 thousand, or 25.5% from the second quarter of 2007.

For the six months ended June 30, 2008 and 2007, total noninterest income totaled $495 thousand and $817 thousand, respectively. The decrease was primarily due to a $515 thousand, or 99.0% decrease in gains on the sale of SBA loans.

Total noninterest expense for the three months ended June 30, 2008 increased $2.5 million, or 73.5% from 2007. The primary component of total noninterest expense was salary and employee benefits, which totaled $2.7 million and $2.1 million for the second quarter of 2008 and 2007, respectively. The $0.6 million, or 28.2% increase in salary and employee benefits primarily resulted from additional employees due to the acquisition of Allied. We had 127 full time equivalent employees at June 30, 2008, compared to 97 full time equivalent employees at June 30, 2007. Other operating expenses increased $1.5 million, or 261.8% from the three months ended June 30, 2007, primarily due to a $1.1 million increase in provision for OREO losses and OREO expenses, as well as a $140 thousand increase in FDIC premiums. Data processing and other expenses also increased in general, due to the acquisition of Allied.

For the six months ended June 30, 2008, total noninterest expense was $11.1 million compared to $6.7 million for the same period of 2007. The increase was primarily driven by a $2.4 million, or 213.6% increase in other operating expenses. This increase was attributable to a $1.0 million increase in provision for OREO losses, as well as approximately $443 thousand in additional expenses related to carrying OREO. In addition, FDIC premiums increased $294 thousand and data processing expenses increased $243 thousand compared to the six months ended June 30, 2007. Salaries and employee benefits increased $1.4 million, or 34.5% from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily due to the aforementioned increase in headcount.

The following table shows the components of noninterest expense for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007
Salaries and employee benefits	$2,731	$2,131	$5,630	$4,187
Occupancy expenses	646	416	1,229	839
Advertising and marketing	177	140	333	273
Legal and other professional services	221	128	449	245
FDIC premiums	154	14	322	28
Provision for OREO losses	821	25	1,069	25
OREO expenses	368	34	504	61
Amortization of intangibles	71	—	142	—
Data processing and technology	283	194	626	383
Other expenses	431	321	818	613

Total noninterest expense	$5,903	$3,403	$11,122	$6,654

Income Taxes

We had a tax benefit of $872 thousand for the second quarter of 2008, compared to a provision for income taxes of $732 thousand for the three months ended June 30, 2007. Effective tax rates for the periods were (41.9) % and 34.6%, respectively. For the six months ended June 30, 2008, our tax benefit totaled $1.5 million, compared to tax expense of $1.4 million for the six months ended June 30, 2007, resulting in effective tax rates of (42.0)% and 34.6%, respectively.

Liquidity

We must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, we keep cash on hand, maintain account balances with our correspondent banks, and purchase and sell federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. We seek to monitor our liquidity to meet regulatory requirements and local funding requirements. We believe the current level of liquidity is adequate to meet current needs, and we are constantly monitoring it in an effort to improve our position. Maintaining an adequate level of liquidity is a top priority of management.

Our primary sources of liquidity are a stable base of deposits, scheduled repayments on loans, and interest and maturities of investments. All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. If necessary, we have the ability to sell a portion of our unpledged investment securities to manage interest sensitivity gap or liquidity. During the second quarter of 2008, we successfully reduced our level of pledged securities from $76.2 million at March 31, 2008 to $58.0 million at June 30, 2008. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs.

At June 30, 2008 and December 31, 2007, we had arrangements with a correspondent and commercial banks for short term unsecured advances up to $30.5 million.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and due from banks decreased $10.9 million from December 31, 2007, to a total of $8.2 million at June 30, 2008. Cash used in investing activities totaled $48.9 million for the six months ended June 30, 2008, primarily due to purchases of securities available for sale, and the funding of loans, as well as for the cash portion of the purchase of Allied. Cash provided by financing activities totaled $45.3 million for the six months ended June, 2008, primarily due to proceeds from short-term borrowings and long-term debt.

The table below contains a summary of our contractual obligations as of June 30, 2008:

(Dollars in thousands)(Unaudited)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Deposits having no stated maturity	$192,169	$—	$—	$—	$192,169
Junior subordinated debt	—	5,155	10,310	—	15,465
Certificates of deposit	445,485	110,561	15,814	101	571,961
Short-term borrowings	31,789	—	—	—	31,789
Long-term debt	—	10,000	—	10,000	20,000
Leases	858	1,496	1,384	1,291	5,029

	$670,301	$127,212	$27,508	$11,392	$836,413

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as such terms are defined in the regulations. Management believes, as of June 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of June 30, 2008, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

At June 30, 2008, our capital ratios were sufficient for us to be considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

(Unaudited)	Tier 1 Leverage	Tier 1 Risk-based	Total Risk-based
Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%
Actual ratios at June 30, 2008
The Buckhead Community Bank	7.63%	8.37%	10.87%
Consolidated	7.68%	8.43%	10.92%

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

The table below contains a summary of our commitments as of June 30, 2008 and December 31, 2007.

(Dollars in thousands)(Unaudited)	June 30 2008	December 31 2007
Commitments to extend credit	$126,205	$158,997
Standby letters of credit	10,204	7,681

	$136,409	$166,678

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest income. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. The Company models ramp scenarios that assume gradual increases and decreases of 300 basis points each over the next twelve months. At June 30, 2008, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 21.9% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 19.32% decrease in net interest income. At December 31, 2007, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 16.43% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 12.63% decrease in net interest income.

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

The following table shows interest sensitivity gaps for these different intervals.

(Dollars in thousands)(Unaudited)	Interest Sensitivity by Month As of June 30, 2008
	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest-earning assets:
Federal funds sold	$7,309	—	—	—	—	7,309
Interest Bearing due from accounts	274	—	—	—	—	274
Investment securities available for sale	—	9,450	8,140	37,593	59,781	114,964
Loans	—	577,516	58,732	47,341	24,992	708,581

Total earning assets	7,583	586,966	66,872	84,934	84,773	831,128

Interest-bearing liabilities:
Non-interest bearing deposits	—	1,554	4,662	24,864	18,548	49,628
Interest bearing deposits (NOW)	—	1,629	4,887	26,010	—	32,526
Savings deposits (includes MMkt)	—	106,321	585	3,109	—	110,015
Time deposits	—	151,648	293,288	126,463	562	571,961
Short-term borrowings	31,789	—	—	—	—	31,789
Long-term debt	—	—	—	10,000	10,000	20,000
Junior subordinated debt	—	—	—	15,465	—	15,465

Total interest-bearing liabilities	31,789	261,152	303,422	205,911	29,110	831,384

Interest sensitivity gap	(24,206)	325,814	(236,550)	(120,977)	55,663
Cumulative interest-sensitivity gap	$(24,206)	301,608	65,058	(55,919)	(256)

Ratio of cumulative interest-sensitivity gap to total earning assets	-2.91%	36.29%	7.83%	-6.73%	-0.03%

As demonstrated in the preceding table, 71.7% of interest-bearing liabilities will reprice within twelve months compared with 79.6% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. In addition, the Company may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.

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

The table below summarizes the return on average assets, return on average equity, and average equity to average assets for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
(Unaudited)	2008	2007	2008	2007
Return on average assets	-0.53%	0.95%	-0.47%	0.96%
Return on average equity	-5.52%	12.94%	-4.82%	13.37%
Average equity to average assets	9.61%	7.33%	9.75%	7.21%

ITEM 4T.	Controls and Procedures

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

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

ITEM 1A.	Risk Factors

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, or continue to decline, this could continue to result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses. Declines in the U.S. economy and the real estate market contributed to our increasing provisions for loan losses in the fourth quarter of 2007 and through the second quarter of 2008, and our expectation for future loan losses and loss provisions for the remainder of 2008 and 2009. These factors could result in loan loss provisions in excess of charge-offs, delinquencies and/or greater charge-offs in future periods, which may adversely affect our financial condition and results of operations. In addition, deterioration of the U.S. economy may adversely impact our traditional banking business. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slowdown or recessions. The impact of recent events relating to subprime mortgages resulting in a substantial housing recession has not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships and when their businesses suffer from recession, the banking relationship suffers as well.

The impact of the current economic downturn on the performance of other financial institutions in our primary market area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As troubled institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

Future impairment losses could be required on the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) mortgage-backed securities that the Company owns.

As of June 30, 2008, FNMA and FHLMC mortgage-backed securities represented approximately $46 million or 40% of the total amortized cost of the Company’s portfolio of investment securities and $45 million or 40% of the fair value of the Company’s portfolio of investment securities. Recently, FNMA and FHLMC have announced significant losses related to their respective business activities, which are primarily mortgage related. Both of these government-sponsored entities raised substantial new equity capital through the issuance of additional preferred stock in late 2007, which the Company believes shows investors’ confidence in the issuers’ strength, long-term viability and ability to fund dividends. The Company believes it is too soon as of June 30, 2008, to conclude whether the unrealized losses are other-than-temporary in nature and further believes as of June 30, 2008, that the market fluctuations that precipitated the decrease in values in late 2007 and the first two quarters of 2008 will reverse over time. If the market values of the Company’s FNMA and FHLMC mortgage-backed investment securities do not demonstrate a clear pattern of substantial recovery in the near future, the Company would be required to recognize impairment losses.

The Company establishes fair value estimates of securities available-for-sale in accordance with generally accepted accounting principles. The Company’s estimates can change from reporting period to reporting period and it cannot provide any assurance that the fair value estimates of the FNMA and FHLMC mortgage-backed securities would be the realizable value in the event of a sale of the securities.

A number of factors could cause the Company to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of one or more of the FNMA and FHLMC mortgage-backed securities that it owns constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in the Company’s intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render it unable to forecast a full recovery in value, including adverse developments concerning the financial condition of FNMA or FHLMC.

Other Risks

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described above and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended June 30, 2008.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The shareholders of the Buckhead Community Bancorp, Inc. took the following actions at the Annual Meeting of Shareholders held May 27, 2008:

Elected the following individuals as directors of the Company:

Directors	For	Withheld/Abstain
Hugh C. Aldredge	4,742,298	3,480
David B. Allman	4,742,298	3,480
Leo Benatar	4,742,298	3,480
Marvin Cosgray	4,742,298	3,480
Louis J. Douglass, III	4,742,298	3,480
Julian LeCraw, Sr.	4,742,298	3,480
R. Charles Loudermilk, Sr.	4,742,298	3,480
John D. Margeson	4,742,298	3,480
Larry P. Martindale	4,742,298	3,480
Mark C. Pope, III	4,742,298	3,480
William T. Towles	4,742,298	3,480
Jackson P. Turner	4,742,298	3,480
Andrew K. Walker	4,742,298	3,480

Approved the First Amendment to the Company’s Articles of Incorporation, which provides for increases to the number of our authorized shares of common stock and special stock to 20,000,000 and 2,000,000, respectively

For	Against	Abstain	Broker Non-Votes
4,606,440	44,222	95,116	0

Approved the Buckhead Community Bancorp, Inc. 2008 Long-Term Incentive Plan to replace the Stock Incentive Plan currently maintained by the Company, which will expire on June 22, 2009.

For	Against	Abstain	Broker Non-Votes
4,677,030	31,459	37,289	0

Ratified the appointment of Mauldin and Jenkins, LLC as independent public accountants for the Company’s current fiscal year

For	Against	Abstain	Broker Non-Votes
4,742,974	1,200	1,604	0

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No. 10.1	Buckhead Community Bancorp, Inc. 2008 Long-term Incentive Plan

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckhead Community Bancorp, Inc. (Registrant)

DATE: August 13, 2008	BY:	/s/ Marvin Cosgray
Marvin Cosgray
President and Chief Executive Officer

DATE: August 13, 2008	BY:	/s/ Dawn Kinard
Dawn Kinard
Chief Financial Officer