Form 10-Q
period 2008-09-30
BUCKHEAD COMMUNITY BANCORP INC
filed 2008-11-13
CIK 1026304

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2008: Common Stock, $0.01 par value 6,314,213 shares outstanding.

BUCKHEAD COMMUNITY BANCORP, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30 2008	December 31 2007	September 30 2007
	(Unaudited)		(Unaudited)

ASSETS
Cash and due from banks	$8,276	$19,157	$6,137
Interest-bearing deposits in other banks	356	2,264	341
Federal funds sold	1,141	23,428	32,050

Securities available for sale, at fair value	109,976	109,647	100,805
Restricted equity securities, at cost	3,183	1,761	1,419

Total investment securities	113,159	111,408	102,224

Loans held for sale	3,658	1,232	4,332
Loans, net of unearned income	724,043	676,119	455,553
Allowance for loan losses	(10,836)	(9,787)	(5,299)

Net loans	713,207	666,332	450,254

Bank premises and equipment	10,516	10,949	6,539
Accrued interest receivable	4,163	4,696	3,670
Goodwill	32,669	32,655	-
Other intangible assets	2,155	2,367	-
Other real estate owned	29,229	13,437	7,937
Other assets	9,625	11,020	3,689

Total assets	$928,154	$898,945	$617,173

LIABILITIES
Noninterest-bearing demand deposits	$39,737	$46,496	$34,506
Interest-bearing deposits	701,327	709,252	507,874

Total deposits	741,064	755,748	542,380

Short-term borrowings	64,730	19,570	11,585
Long-term debt	16,000	-	-
Junior subordinated debt	15,465	15,465	15,465
Accrued interest payable	3,107	3,885	3,093
Accrued expenses and other liabilities	2,260	14,805	909

Total liabilities	842,626	809,473	573,432

SHAREHOLDERS’ EQUITY
Special stock, no par value; 2,000,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01; 20,000,000 shares authorized;
6,314,213, 6,315,813 and 4,575,166 shares issued and outstanding, respectively	63	63	46
Capital surplus	72,544	72,584	27,593
Retained earnings	13,581	17,285	17,042
Accumulated other comprehensive income/(loss)	(555)	(279)	(744)
Deferred compensation	(105)	(181)	(196)

Total shareholders’ equity	85,528	89,472	43,741

Total liabilities and shareholders’ equity	$928,154	$898,945	$617,173

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands, except share and per share data)(Unaudited)	2008	2007	2008	2007

INTEREST INCOME
Loans, including fees	$11,470	$10,407	$35,405	$29,829
Securities:
Taxable	1,170	976	3,362	3,024
Tax-exempt	204	215	671	668
Federal funds sold and short-term investments	39	489	446	1,653
Dividends	23	57	87	66

Total interest income	12,906	12,144	39,971	35,240

INTEREST EXPENSE
Deposits	7,123	6,308	22,658	17,877
Short-term borrowings	266	120	681	325
Junior subordinated debt	193	291	632	865
Long-term debt	195	-	419	-

Total interest expense	7,777	6,719	24,390	19,067

NET INTEREST INCOME	5,129	5,425	15,581	16,173
Provision for loan losses	2,134	400	5,626	1,150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,995	5,025	9,955	15,023

NONINTEREST INCOME
Gain on sale of loans held for sale	171	349	176	869
Gain on sale of securities available for sale	32	-	167	-
Other noninterest income	(265)	120	90	417

Total noninterest income	(62)	469	433	1,286

NONINTEREST EXPENSE
Salaries and employee benefits	2,790	2,215	8,420	6,402
Occupancy expenses	624	492	1,853	1,331
Advertising and marketing	179	194	512	467
Legal and other professional services	230	165	679	410
Other operating expenses	1,769	813	5,250	1,923

Total noninterest expense	5,592	3,879	16,714	10,533

(LOSS) INCOME BEFORE INCOME TAXES	(2,659)	1,615	(6,326)	5,776
Income tax (benefit)/expense	(1,082)	550	(2,622)	1,991

NET (LOSS) INCOME	$(1,577)	$1,065	$(3,704)	$3,785

(LOSS) EARNINGS PER SHARE
Basic	$(0.25)	$0.23	$(0.59)	$0.83
Diluted [1]	$(0.25)	$0.23	$(0.59)	$0.82
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	6,308,347	4,575,166	6,307,250	4,572,306
Diluted	6,417,700	4,625,224	6,421,368	4,622,364

CASH DIVIDENDS PER SHARE	$-	$-	$-	$-

1	Calculated using average basic common shares for the three and nine months ended September 30, 2008

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007

Net (loss) income	$(1,577)	$1,065	$(3,704)	$3,785

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period on securities available for sale, net of tax (benefits) of $445, $777, $(90), and $67, respectively	872	1,508	(166)	130

Reclassification adjustment for (gains) losses realized in net income, net of tax (benefits) of $11, $0, $57 and $0, respectively	(21)	-	(110)	-

Other comprehensive income (loss)	851	1,508	(276)	130

Comprehensive (loss) income	$(726)	$2,573	$(3,980)	$3,915

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Deferred	Total Shareholders’
(Dollars in thousands, except share data)	Shares	Par Value	Surplus	Earnings	Income (Loss)	Compensation	Equity
Balance, December 31, 2006	4,567,344	$46	$27,403	$13,257	$(874)	$(41)	$39,791
Net income	-	-	-	3,785	-	-	3,785
Stock-based compensation	-	-	4	-	-	31	35
Restricted stock award	7,822	-	186	-	-	(186)	-
Other comprehensive income (loss)	-	-	-	-	130	-	130

Balance, September 30, 2007 (Unaudited)	4,575,166	$46	$27,593	$17,042	$(744)	$(196)	$43,741

Balance, December 31, 2007	6,315,813	$63	$72,584	$17,285	$(279)	$(181)	89,472
Net loss	-	-	-	(3,704)	-	-	(3,704)
Exercise of stock options	400	-	5				5
Restricted stock forfeiture	(2,000)	-	(50)	-	-	50	-
Stock-based compensation	-	-	5	-	-	26	31
Other comprehensive income (loss)	-	-	-	-	(276)	-	(276)

Balance, September 30, 2008 (Unaudited)	6,314,213	$63	$72,544	$13,581	$(555)	$(105)	$85,528

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2008	2007

OPERATING ACTIVITIES
Net (loss) income	$(3,704)	$3,785
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	870	460
Amortization of intangible assets	212	-
Provision for loan losses	5,626	1,150
Provision for foreclosed property losses	1,593	241
Net gains on sales of securities	(167)	-
Gains on sales of loans	(176)	(869)
Losses on sales of other real estate	257	-
Stock-based compensation	31	35
(Increase) decrease in loans held for sale	(2,250)	111
Decrease (increase) in interest receivable	533	(435)
(Decrease) increase in interest payable	(778)	744
Net other operating activities	(2,464)	(443)

Net cash (used in) provided by operating activities	(417)	4,779

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in banks	1,908	46
Purchases of securities available for sale	(83,555)	(6,640)
Proceeds from sales of securities available for sale	17,436	-
Proceeds from calls and maturities of securities available for sale	65,425	3,874
Net purchases of restricted equity securities	(1,422)	(172)
Net decrease in federal funds sold	22,287	8,535
Net increase in loans	(80,287)	(85,070)
Proceeds from sale of other real estate	10,289	1,849
Purchases of bank premises and equipment	(326)	(774)
Cash used for business combination	(13,375)	-

Net cash used in investing activities	(61,620)	(78,352)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(14,684)	70,291
Net change in short-term borrowings	45,160	1,550
Net proceeds from long-term debt	16,000	-
Proceeds from issuance of common stock	4,680	-

Net cash provided by financing activities	51,156	71,841

Change in cash and due from banks	(10,881)	(1,732)
Cash and due from banks at beginning of period	19,157	7,869

Cash and due from banks at end of period	$8,276	$6,137

Supplemental Disclosures:
Cash paid (received) during the period for:
Interest	$25,168	$18,323
Income taxes	$(1,829)	$1,330

Non-cash investing activities:
Transfer of loans to other real estate owned	$27,786	$7,474

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

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” This FSP clarified the application of SFAS No. 157 in a market that is not active and reiterated that the results of distressed sales or forced liquidations are not determinative when measuring fair value. It emphasized that when determining fair value, the use of management’s internal assumptions concerning future cash flows discounted at an appropriate risk-adjusted interest rate is acceptable when relevant observable market data do not exist. It also described how the use of broker quotes should be considered when assessing the relevance of observable and unobservable inputs. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Management has considered the guidance in this FSP when determining fair value; and its impact did not result in a material change to the Company’s financial position or results of operations.

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

	Three months ended September 30, 2007 (Unaudited)
(Dollars in thousands, except share data)	Buckhead Community Bancorp, Inc. [1]	Allied Bancshares, Inc. [2]	Pro Forma Adjustments [3]		Pro Forma Combined
Interest and dividend income	$12,144	$4,674	$(147)		$16,671
Interest expense	6,719	2,529	(46)		9,202

Net interest income	5,425	2,145	(101)		7,469
Provision for loan losses	400	230	-		630

Net interest income after provision for loan losses	5,025	1,915	(101)		6,839

Noninterest income	469	70	-		539
Noninterest expense	3,879	1,169	78		5,126

Income from continuing operations before provision for income taxes	1,615	816	(179)		2,252
Provision for income taxes	550	295	(63)		782

Income from continuing operations	$1,065	$521	$(116)		$1,470

Average shares:
Basic	4,575,166	1,531,591	(153,159	) [4]	5,953,598
Diluted	4,625,224	1,768,183	(176,818	) [4]	6,216,589

Income from continuing operations per average common share:
Basic	0.23	0.34	-		0.25
Diluted	0.23	0.29	-		0.24

1	Represents results of Buckhead Community Bancorp, Inc. from July 1, 2007 through September 30, 2007.

2	Represents results of Allied Bancshares, Inc. from July 1, 2007 through September 30, 2007.

3

Pro forma adjustments include the following items: loss of interest on federal funds sold used to fund the acquisition of $84 thousand; amortization of core deposit intangible of $71 thousand; amortization of loan purchase accounting adjustment of $38 thousand; amortization of investment securities purchase accounting adjustment of $25 thousand; depreciation of building purchase accounting adjustment of $7 thousand; and accretion of deposit purchase accounting adjustment of $46 thousand; net tax effect of all pro-forma adjustments at 35%.

4	Assumes 75% stock merger consideration at an exchange ratio of 1.20.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2007 (Unaudited)
(Dollars in thousands, except share data)	Buckhead Community Bancorp, Inc. [1]	Allied Bancshares, Inc. [2]	Pro Forma Adjustments [3]		Pro Forma Combined

Interest and dividend income	$35,240	$12,927	$(440)		$47,727
Interest expense	19,067	6,815	(139)		25,743

Net interest income	16,173	6,112	(301)		21,984
Provision for loan losses	1,150	777	-		1,927

Net interest income after provision for loan losses	15,023	5,335	(301)		20,057

Noninterest income	1,286	220	-		1,506
Noninterest expense	10,533	3,247	234		14,014

Income from continuing operations before provision for income taxes	5,776	2,308	(535)		7,549
Provision for income taxes	1,991	836	(187)		2,640

Income from continuing operations	$3,785	$1,472	$(348)		$4,909

Average shares:
Basic	4,572,306	1,521,918	(152,192	) [4]	5,942,032
Diluted	4,622,364	1,758,510	(175,851	) [4]	6,205,023

Income from continuing operations per average common share:
Basic	0.83	0.97	-		0.83
Diluted	0.82	0.84	-		0.79

1	Represents results of Buckhead Community Bancorp, Inc. from January 1, 2007 through September 30, 2007.

2	Represents results of Allied Bancshares, Inc. from January 1, 2007 through September 30, 2007.

3

Pro forma adjustments include the following items: loss of interest on federal funds sold used to fund the acquisition of $252 thousand; amortization of core deposit intangible of $212 thousand; amortization of loan purchase accounting adjustment of $113 thousand; amortization of investment securities purchase accounting adjustment of $75 thousand; depreciation of building purchase accounting adjustment of $22 thousand; and accretion of deposit purchase accounting adjustment of $139 thousand; net tax effect of all pro-forma adjustments at 35%.

4	Assumes 75% stock merger consideration at an exchange ratio of 1.20.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Stock-based Compensation

The Company has a stock incentive plan under which it may grant stock options or other stock awards to employees, directors and other key persons to purchase shares of common stock. Awards are granted at prices equal to the fair market value of the shares at the date of grant and are exercisable as determined by the plan’s administrative committee. Stock options expire ten years from the date of grant. The general terms of the plan also include a vesting period which is usually three to four years for awards granted since January of 2007. Options granted prior to that date generally vested immediately. Through September 30, 2008, incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.

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

Stock Options

The following is a summary of the Company’s weighted average assumptions used to estimate the weighted average per share fair value of options granted during the three and nine months ended September 30, 2008, and 2007, on the date of grant using the Black-Scholes option pricing model. No stock options were granted during 2008.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Thousands)(Unaudited)	2008	2007	2008	2007
Expected volatility	N/A	N/A	N/A	18%
Expected dividend yield	N/A	N/A	N/A	2%
Expected life (in years)	N/A	N/A	N/A	6.5
Risk-free rate	N/A	N/A	N/A	4.6%
Annual forfeiture rate	N/A	N/A	N/A	3%
Weighted average fair value of options	N/A	N/A	N/A	$5.04

The Company expensed approximately $2 thousand and $5 thousand during the three and nine months ended September 30, 2008 and $2 thousand and $4 thousand during the same period of 2007, related to stock options. The total compensation cost related to nonvested awards not yet recognized was approximately $8 thousand as of September 30, 2008 and the weighted average period over which it is to be recognized is 1.25 years.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of stock option activity:

	Nine months ended September 30, 2007
(Dollars in thousands)(Unaudited)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, January 1, 2007	65,197	$5.95
Granted	3,779	22.50

Options outstanding, September 30, 2007	68,976	$6.86	5.6	$1,251

Exercisable, September 30, 2007	65,197	$5.95	5.4	$1,242

	Nine months ended September 30, 2008
(Dollars in thousands)(Unaudited)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, January 1, 2008	185,736	$8.55
Forfeited	(12,221)	9.75
Exercised	(400)	12.50

Options outstanding, September 30, 2008	173,115	$8.46	5.6	$2,863

Exercisable, September 30, 2008	171,114	$8.29	5.5	$2,859

The total grant-date fair value of options vested during the period was $5 thousand and zero for the nine months ended September 30, 2008 and 2007, respectively. No options vested during the third quarter of 2008 or 2007.

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The unamortized balance of the fair value of the restricted stock grant has been recorded as deferred compensation in the equity section of the consolidated balance sheets. As of September 30, 2008, there was approximately $105 thousand of unrecognized stock-based compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 2.2 years.

The following tables present restricted stock activity:

(Dollars in thousands, except per share data)(Unaudited)	Shares	Weighted-Average Grant Date Fair Value

Outstanding, January 1, 2007	3,000	$16.67
Granted	7,822	23.78
Vested	(750)	16.67

Outstanding, September 30, 2007	10,072	$22.19

	Shares	Weighted-Average Grant Date Fair Value

Outstanding, January 1, 2008	10,072	$22.19
Forfeited	(2,000)	25.00
Vested	(2,206)	21.08

Outstanding, September 30, 2008	5,866	$21.65

The following table summarizes stock-based compensation expense:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in Thousands)(Unaudited)	2008	2007	2008	2007

Stock-based compensation expense
Stock options	$2	$2	$5	$4
Restricted stock	11	15	26	31

	$13	$17	$31	$35

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – (Loss) Earnings Per Share (“EPS”)

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three and nine months ended September 30, 2008 and 2007. There is no dilution from dilutive securities due to the antidilutive effect of the net loss for the three and nine months ended September 30, 2008.

	Three Months Ended September 30		Nine Months Ended September 30
(Amounts in thousands, except per share data)(Unaudited)	2008	2007	2008	2007

Basic
Net (loss) income available to common shareholders	$(1,577)	$1,065	$(3,704)	$3,785

Average basic common shares	6,308	4,575	6,307	4,572

(Loss) earnings per average common share - basic	$(0.25)	$0.23	$(0.59)	$0.83

Diluted
Net (loss) income available to common shareholders	$(1,577)	$1,065	$(3,704)	$3,785

Average basic common shares	6,308	4,575	6,307	4,572
Effect of dilutive securities:
Stock options and restricted stock	110	50	114	50

Average diluted common shares	6,418	4,625	6,421	4,622

(Loss) earnings per average common share - diluted [1]	$(0.25)	$0.23	$(0.59)	$0.82

1	Calculated using average basic common shares for the three and nine months ended September 30, 2008

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

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” This FSP clarified the application of SFAS No. 157 in a market that is not active and reiterated that the results of distressed sales or forced liquidations are not determinative when measuring fair value. It emphasized that when determining fair value, the use of management’s internal assumptions concerning future cash flows discounted at an appropriate risk-adjusted interest rate is acceptable when relevant observable market data do not exist. In some situations, multiple inputs from a variety of sources may provide the best evidence of fair value. The FSP also described how the use of broker quotes should be considered when assessing the relevance of observable and unobservable inputs.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•

Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets

•

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, as well as U.S. Government and agency mortgage backed debt securities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Broker quotes are not necessarily determinative of fair value if an active market does not exist for the security. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities.

The following table presents financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2008, Using
(Dollars in thousands)(Unaudited)	Assets/Liabilities Measured at Fair Value September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$109,976	$-	$109,976	$-

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

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During the first nine months of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $35.4 million as of September 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Other Real Estate Owned

Other real estate assets acquired through or in lieu of foreclosure are held for sale and are initially recorded at fair value. Any write-downs to fair value at the time of transfer to foreclosed assets are charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. This valuation would be considered Level 3, consisting of appraisals of real estate collateral, along with other factors known to management.

The following table presents financial assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period.

		Fair Value Measurements at September 30, 2008, Using
(Dollars in thousands)(Unaudited)	Carrying Value as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowances as of September 30, 2008

Impaired loans	$35,366	$-	$-	$35,366	$(4,459)
Other real estate owned	29,229	-	-	29,229	(1,511)

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

Goodwill Impairment Analysis

Goodwill represents the excess of the cost of the acquisition over the fair value of the net assets acquired. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The Company has elected to perform its annual testing as of September 30 each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step is performed to measure the actual amount of goodwill impairment. The second step first involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value to all the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying value. If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for 5 years, terminal values based on future growth rates and discount interest rates. Changes in market interest rates, depending on the magnitude and duration, could impact the discount interest rates used in the impairment analysis. Generally, and with all other assumptions remaining the same, increasing the discount interest rate used in the analysis would tend to lower the fair value estimates, while lowering the discount interest rate would tend to increase the fair value estimates. The Company performed its goodwill impairment analysis according to the aforementioned method as of September 30, 2008. This analysis indicated that no goodwill impairment was present; therefore no impairment loss was recognized.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, impaired loans, other real estate owned (“OREO”), and other intangible assets. Investment securities are recorded at fair value while impaired loans, other real estate owned, and other intangible assets are recorded at either cost or fair value, whichever is lower.

Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of impaired loans and other real estate owned are typically determined based on third-party appraisals less estimated costs to sell. At the time of foreclosure, it is our policy to obtain current appraisals from a list of approved appraisers to assist in the valuation of OREO. We reassess the value of OREO properties at least every 60 days with any updated information obtained by management, and establish reserves when deemed appropriate. Other intangible assets are periodically evaluated to determine if any impairment might exist. The estimation of fair value and subsequent changes of fair value of investment securities, impaired loans, other real estate owned, and other intangible assets can have a significant impact on the value of the Company, as well as have an impact on the recorded values and subsequently reported net income.

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

Balance Sheet Review

At September 30, 2008, we had total assets of $928.1 million as compared to $898.9 million as of December 31, 2007. The increase in assets was primarily attributable to a $50.4 million increase in loans and loans held for sale, as well as a $15.8 million increase in other real estate owned. This increase was partially offset by a $10.9 million decrease in cash and due from banks and a $22.3 million decrease in federal funds sold. Total liabilities at September 30, 2008 increased to $842.6 million from $809.5 million at December 31, 2007, primarily due to a $45.2 million increase in short-term borrowings and a $16.0 million increase in long-term debt. Shareholder’s equity totaled $85.5 million at September 30, 2008, a decrease of $3.9 million, or 4.4% when compared to December 31, 2007. The decrease was primarily driven by a net loss of $3.7 million for the first nine months of 2008. On December 4, 2007, we completed the acquisition of Allied, which added approximately $273.8 million in total assets to our balance sheet. This transaction is described more fully in Note 2 to the Consolidated Financial Statements included in Item 1.

Investment Portfolio

The fair value of the investment securities portfolio as of September 30, 2008 was $110.0 million compared to $109.6 million as of December 31, 2007. In an effort to improve the yield and lengthen the duration of our investment portfolio, we sold approximately $7 million in U.S. Treasury and agency securities and approximately $4 million in mortgage-backed securities during the second quarter of 2008. During the second quarter, we purchased approximately $24 million in mortgage-backed securities to replace these sold investments as well as approximately $5 million in agency securities that were called during the second quarter. Our portfolio repositioning resulted in a shift from U.S. Treasury and agency securities to mortgage-backed securities. The mortgage-backed securities purchased during the second quarter of 2008 are backed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Association (FHLMC), and the aggregate total of all mortgage-backed securities does not exceed 60% of the entire portfolio, in accordance with our investment policy. Aside from our repositioning activities, $34 million in U.S. Treasury securities matured shortly after the end of the first quarter of 2008, related to a temporary customer deposit.

Because our investment portfolio is managed with consideration of collateral requirements for our overnight sweep product and public deposit balances, we elected to purchase mortgage-backed securities as opposed to other types of securities, such as municipal bonds. Mortgage-backed securities are considered acceptable collateral for these deposits, while municipal bonds are not. During the third quarter of 2008, we sold approximately $5 million of state and municipal securities and replaced them with mortgage-backed and U.S. agency securities, since these types of securities were eligible for pledging.

	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in thousands)(Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury government sponsored securities, agencies and corporations	$33,688	$33,667	$62,106	$62,250	$61,268	$60,785
Trust Preferred Securities	1,450	1,308	1,450	1,457	1,450	1,457
Corporate bonds	250	167	250	251	250	252
State and municipal securities	19,467	18,902	24,561	24,242	23,914	23,692
Mortgage-backed securities	55,967	55,932	21,704	21,447	15,021	14,619

Total securities available for sale	$110,822	$109,976	$110,071	$109,647	$101,903	$100,805

The carrying value of investment securities at September 30, 2008, by contractual maturity, is shown below. All of our securities are classified as “available-for-sale”, which means that we carry them at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity until realized. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Maturity Distribution and Weighted Average Yield on Investments

	One Year or Less		After One Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Totals

(Dollars in thousands)(Unaudited)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Carrrying value:
September 30, 2008
U.S. Government sponsored securities, agencies and corporations	$1,009	2.00%	-	-	16,505	4.76%	16,153	5.79%	33,667	5.17%
Trust preferred securities	-	-	-	-	-	-	1,308	6.38%	1,308	6.38%
Corporate bonds	-	-	-	-	-	-	167	4.99%	167	4.99%
State and municipal securities[1]	-	-	1,099	5.38%	702	4.30%	17,101	5.86%	18,902	5.77%
Mortgage-backed securities	-	-	4,130	4.86%	3,124	4.08%	48,678	5.26%	55,932	5.16%

Total securities	$1,009		5,229		20,331		83,407		109,976

1	Yields are on a tax-equivalent basis

Loan Portfolio

Our intent is to derive a substantial percentage of our earnings from loans. The Company’s loan portfolio increased $47.8 million, or 7.1% from December 31, 2007 to September 30, 2008. The following table presents various categories of loans contained in the loan portfolio of the Company as of September 30, 2008, December 31, 2007, and September 30, 2007:

	September 30 2008		December 31 2007		September 30 2007
(Dollars in thousands)(Unaudited)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans

Breakdown of loan receivables:
Commercial	$85,499	11.80%	$77,837	11.50%	$67,648	14.82%
Real estate - mortgage	249,835	34.47%	213,248	31.50%	105,829	23.19%
Real estate - construction	378,150	52.18%	371,506	54.88%	279,027	61.14%
Consumer	11,278	1.55%	14,358	2.12%	3,901	0.85%

Total loans	724,762	100.00%	676,949	100.00%	456,405	100.00%

Less: Allowance for loan losses	10,836		9,787		5,299
Less: Unearned loan fees	719		830		852

Net loans	$713,207		$666,332		$450,254

Ratio of the allowance for loan losses to total loans	1.50%		1.45%		1.16%

The major components of the loan portfolio at September 30, 2008 were real estate construction and mortgage and represented 86.6% of the loan portfolio. In the context of this discussion, we define a “real estate mortgage loan” and a “real estate construction loan” as any loan, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we target our loan-to-value ratio to be consistent with the supervisory loan to value limit guidelines provided by the banking regulators. In order to reduce collateral risk, we attempt to maintain a relatively diversified portfolio. To moderate credit risk in our declining real estate environment, in the third quarter of 2007, management began requiring at least 20% cash equity on all new real estate development loans. As a further measure, during 2008, we ceased making speculative construction loans, we ceased making loans out of our market area, and we no longer purchased participation loans.

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

The following table summarizes major classifications of portfolio loans by maturities as of September 30, 2008:

(Dollars in thousands)(Unaudited)	One Year or Less	After One, but within Five Years	After Five Years	Total

Commercial	$61,974	17,885	5,640	$85,499
Real estate – mortgage	154,250	74,332	21,253	249,835
Real estate – construction	367,126	10,538	486	378,150
Consumer	7,651	3,486	141	11,278

Total	$591,001	106,241	27,520	$724,762

The following table represents the rate structure for loans as of September 30, 2008:

(Dollars in thousands)(Unaudited)	Variable Rate	Fixed Rate

Commercial	$65,704	$19,795
Real estate – mortgage	155,304	94,531
Real estate – construction	360,328	17,822
Consumer	5,885	5,393

Total	$587,221	$137,541

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

As of September 30, 2008 the allowance for loan losses was $10.8 million or 1.50% of outstanding loans, as compared to $9.8 million or 1.45% at December 31, 2007. The Company’s current economic environment is turbulent, and the real estate values of our loan collateral are rapidly shifting. We continually monitor the adequacy of our allowance and we have employed independent external loan review consultants to complement management’s evaluation of the allowance. The Company is committed to following generally accepted accounting principles, including the December 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses, as it determines the level of the allowance. As of September 30, 2008, management believes the allowance for loan losses is adequate.

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

The following table shows an analysis of allowance for loan loss, including charge-off activity, for the three and nine months ended September 30, 2008 and 2007:

Summary of Loan Loss Experience

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007
Balance at beginning of period	$10,393	$5,250	$9,787	$4,518
Loans charged off:
Commercial	-	-	421	-
Real estate - mortgage	64	-	186	-
Real estate - construction	1,627	371	3,955	396
Consumer	-	4	15	25

Total loans charged off	1,691	375	4,577	421

Recoveries of losses previously charged off:

Commercial	-	20	-	48
Real estate - mortgage	-	-	-	-
Real estate - construction	-	-	-	-
Consumer	-	4	-	4

Total recoveries	-	24	-	52

Net loans charged off	1,691	351	4,577	369

Provision for loan losses	2,134	400	5,626	1,150

Allowance for loan losses at end of period	$10,836	$5,299	$10,836	$5,299

Net loans charged off, as a percent of average loans outstanding (annualized)	0.93%	0.32%	0.87%	0.12%

Our provision for loan losses for the three and nine months ended September 30, 2008 was $2.1 million and $5.6 million, which was $0.4 million more than net charge-offs for the three months ended September 30, 2008 and $1.0 million higher than net charge-offs for the nine months ended September 30, 2008. The comparable provision and net charge-off amounts for the three and nine months ended September 30, 2007 were $0.4 million and $1.2 million and $0.4 million and $0.4 million, respectively. The loan loss provision increased from 2007 to 2008, due to increases in non-performing loans and net charge-offs. Net charge-offs for the three and nine months ended September 30, 2008 represented 0.93% and 0.87% of average loans, compared to 0.32% and 0.12% of average loans for the three and nine months ended September 30, 2007. The Company has been and will continue to be diligent in dealing with nonperforming assets, moving loans to nonaccrual status, charging them off and foreclosing on collateral, as deemed necessary.

The following tables show the allocation of the allowance and the percentage of the allowance allocated to each category of total loans:

	September 30 2008		December 31 2007		September 30 2007
(Dollars in thousands)(Unaudited)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$1,273	11.75%	$1,231	12.58%	$888	16.76%
Real estate – mortgage	1,657	15.29%	3,234	33.04%	1,679	31.69%
Real estate – construction	7,831	72.27%	5,181	52.94%	2,656	50.12%
Consumer	75	0.69%	141	1.44%	76	1.43%

Total	$10,836	100.00%	$9,787	100.00%	$5,299	100.00%

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

We have adopted the principles of SFAS No. 114 and No. 118 relating to accounting for impaired loans and as of September 30, 2008, our impaired loans, totaled $39.8 million and had associated reserves of approximately $4.5 million. This is compared to impaired loans and associated reserves of $8.3 million and approximately $760 thousand, respectively, as of December 31, 2007. A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due totaled $67.1 million at September 30, 2008, compared to $25.2 million at December 31, 2007. Non-accrual loans were $34.1 million at September 30, 2008, an increase of $25.8 million from non-accrual loans of $8.3 million at December 31, 2007. The Company had loans ninety days past due and still accruing at September 30, 2008 of $3.8 million as compared to $3.4 million as of December 31, 2007. We have been aggressive in dealing with nonperforming loans, quickly moving them to nonaccrual status, other real estate owned, and/or charging them off, as deemed necessary. As mentioned above, our policy allows for us to continue accruing interest on loans that are 90 days past due loans when such loans are well secured and in the process of collection. Net other real estate owned totaled $29.2 million as of September 30, 2008, compared to $13.4 million at December 31, 2007.

The current credit deterioration has been driven by a real estate slowdown that accelerated in mid to late 2007 and has continued into 2008. This slowdown has had a greater impact on all banks in the Company’s trade area than previous downturns in the economic cycle. The prolonged decline in the housing market and generally slowing economic conditions continue to have a negative impact on our loan portfolio, particularly in real estate construction.

At September 30, 2008, we had non-performing loans, defined as non-accrual and accruing loans past due more than 90 days, of $37.9 million or 5.23% of total loans. Non-performing loans for December 31, 2007 were $11.7 million or 1.74% of total loans. Interest that would have been recorded on non-accrual loans had they performed in accordance with their original terms, amounted to $753.2 thousand and $1.8 million for the three and nine months ended September 30, 2008, compared to approximately $81 thousand and $358 thousand for the same periods in 2007. Interest income on non-accrual loans included in the results of operations for the three and nine months ended September 30, 2008, totaled $87.0 thousand and $268.8 thousand, respectively. For the same periods ended September 30, 2007, interest income on non-accrual loans included in our results of operations totaled $0.1 thousand and $22.7 thousand, respectively.

A summary of nonperforming assets as of September 30, 2008, December 31, 2007 and September 30, 2007 is presented below:

Non-performing Assets

(Dollars in thousands)(Unaudited)	September 30 2008	December 31 2007	September 30 2007
Non-accrual loans	$34,052	$8,310	$8,706
Loans 90 days or more past due and still accruing	3,818	3,439	879

Total non-performing loans	37,870	11,749	9,585
All other real estate owned, net	29,229	13,437	7,937
All other repossessed assets	38	-	-

Total non-performing assets [1]	$67,137	$25,186	$17,522

As a percent of total loans at end of period:
Non-accrual loans	4.70%	1.23%	1.91%
Loans 90 days or more past due and still accruing	0.53%	0.51%	0.19%

Total non-performing assets to total loans plus OREO and other repossessed assets	8.90%	3.65%	3.77%

1

Total non-performing assets includes non-performing loans guaranteed by the Small Business Administration. At September 30, 2008, December 31, 2007 and September 30, 2007, the guaranteed portion of these loans amounted to $5.9 million, $3.6 million and $1.8 million, respectively

The increase to our non-accrual loans during the first nine months of 2008 is the net result of the following changes:

Nonaccrual Loans

(Dollars in thousands)(Unaudited)	September 30 2008
Balance at December 31, 2007	$8,310
Loans reclassified to non-accrual status in 2008	52,707
Payments received on non-accrual loans during 2008	(1,702)
Non-accrual loans charged-off during 2008	(3,746)
Non-accrual loans reclassified to other real estate	(18,915)
Non-accrual loans returned to accruing status	(2,025)
Non-accrual loans reclassified to repossessed collateral	(577)

Balance at September 30, 2008	$34,052

During 2008, additions to loans on nonaccrual status consisted of 55 real estate secured loans totaling $47.3 million and 8 commercial SBA loans totaling $5.4 million. At September 30, 2008, non-accrual loans consisted of 33 construction loans, three commercial and industrial loans, seven SBA real estate loans, one real estate mortgage loan, and one consumer loan, totaling approximately $25.6 million, $1.2 million, $7.2 million, $52.6 thousand and $2.3 thousand, respectively.

At September 30, 2008, the Company’s Other Real Estate Owned consisted of 46 properties totaling $29.2 million, compared to 15 properties totaling $13.4 million as of December 31, 2007. The increase in OREO during the first nine months of 2008 was the result of the foreclosure of 42 construction loan properties, two real estate mortgage loans, and two SBA real estate loans. Fifteen properties were sold during the first nine months of 2008.

At September 30, 2008, the Company’s OREO consisted of the following:

(Dollars in thousands)(Unaudited)	September 30 2008
Construction and land development	$27,323
1-4 family residential properties	205
Commercial properties	1,701

Total other real estate owned	$29,229

The following is a summary of OREO activity for the first nine months of 2008:

(Dollars in thousands)(Unaudited)
Balance at December 31, 2007	$13,437
Transfers into OREO	27,786
Sales of OREO	(10,289)
Loss on sale of OREO	(257)
Capitalized improvements net of charge-offs	(434)
Change in valuation allowance	(1,014)

Ending Balance - September 30, 2008	$29,229

Our OREO procedures currently determine disposition value, the valuation used to place the property into OREO, based upon the most recent appraisal of the property that we have at the time, less estimated costs to sell the property. Any difference between the disposition value and the loan balance is recommended for charge off. Once the property is in OREO, the property is listed with a realtor to begin sales efforts. Listing prices are also considered when determining the fair value of OREO.

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

In addition to loans formally classified as non-accrual or non-performing, management maintains a list of monitored loans which may eventually become so classified. Individual loan officers are responsible for assessing business and credit risk for each loan in their respective portfolios. The monitored loan list exists as a vehicle measuring and monitoring identified assets with heightened risk characteristics. Heightened risk characteristics would include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. Management meets at least monthly to re-assess the ongoing status of credits on this list. As of September 30, 2008, there were loans totaling $78.7 million on the monitored loan list, $34.1 million on nonaccrual status and $3.8 million that were past due 90 days or more and still accruing. The $78.7 million on the monitored loan list included $1.3 million representing the portion of loans guaranteed by the Small Business Administration (“SBA”). As of December 31, 2007, there were loans totaling $46.4 million on the monitored loan list, $8.3 million on nonaccrual status, and $3.4 million that were past due 90 days or more and still accruing. The $46.4 million on the December 31, 2007 monitored loan list included $2.1 million representing the portion of loans guaranteed by the SBA.

Deposits

Core deposits, which exclude time deposits of $100,000 or more, CDARs deposits, and brokered time deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Core deposits were approximately $312.1 million at September 30, 2008 compared to $345.1 million at December 31, 2007. Although we view CDARs as core customers, CDARs balances are not considered to be core deposits under banking regulations. CDARs balances were $91.0 million at September 30, 2008, compared to $70.6 million as of December 31, 2007.

The maturity distribution of time deposits of $100,000 or more as of September 30, 2008 was as follows:

(Dollars in thousands)(Unaudited)
Three months or less	$39,210
Over three through six months	23,190
Over six through twelve months	59,879
Over twelve months	45,963

Total	$168,242

Borrowed Funds

Short-term:

We have access to various short-term borrowings, including the purchase of federal funds and borrowing arrangements from other financial institutions. The Company had $20.0 million in federal funds purchased as of September 30, 2008 and $1.5 million as of December 31, 2007.

Overnight customer sweep agreements totaled $25.8 million at September 30, 2008 compared to $15.1 million as of December 31, 2007. These short-term borrowings are collateralized by securities and generally mature within one day from the transaction date. The agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

As of September 30, 2008, other borrowings included in short-term borrowings totaled $19.0 million in Federal Home Loan bank advances maturing in the next twelve months, compared to $3.0 million of other borrowings as of December 31, 2007.

Long-term:

We had $6.0 million in long-term FHLB borrowings as of September 30, 2008, compared to zero at December 31, 2007. These fixed rate advances mature in July of 2010.

As of September 30, 2008, long-term debt also consisted of $10.0 million in subordinated capital notes. This borrowing has a variable rate and matures on March 31, 2020. Beginning in March 2010, quarterly principal payments of $250 thousand are required through maturity. For regulatory capital purposes, these notes are included in Tier 2 capital. The December 31, 2007 balance of long-term debt was zero.

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

The trust preferred securities and the related first series of debentures were issued on August 11, 2004. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2004. Interest on the first series of debentures is paid on the corresponding dates. The aggregate principal amount of the first series of debentures outstanding at September 30, 2008 and December 31, 2007 was $5,155,000. Certain issue costs have been deferred and recorded in other assets in the accompanying consolidated balance sheets. The issue costs are being amortized over the life of the first series of debentures, and the outstanding balance of the unamortized issue costs at September 30, 2008 and December 31, 2007 was approximately $86 and $92 thousand, respectively.

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

The trust preferred securities and the related second series of debentures were issued on May 24, 2006. Distributions on the trust preferred securities are paid quarterly on April 7, July 7, October 7 and January 7 of each year, beginning July 7, 2006. Interest on the second series of debentures is paid on the corresponding dates. The aggregate principal amount of the second series of debentures outstanding at September 30, 2008 and December 31, 2007 was $10,310,000. There were no issue costs associated with the issuance of the second series of debentures.

Income Statement Review

We reported a net loss of $1.6 million for the three months ended September 30, 2008, a decrease in earnings of $2.6 million compared to the same period of the prior year. Basic and diluted loss per share amounted to $(0.25) respectively, compared to $0.23 basic and diluted earnings per share for the three months ended September 30, 2007. Net loss for the first nine months of 2008 was $3.7 million, a decrease in earnings of $7.5 million compared to the same period of the prior year. Basic and diluted loss per share totaled $(0.59) for the nine months ended September 30, 2008, compared to basic earnings per share of $0.83 and diluted earnings per share of $0.82 for the same period of the prior year. Margin compression and increasing costs to carry nonperforming assets, including provisions to associated valuation allowances, had a negative impact on earnings for the third quarter and first nine months of 2008.

On December 4, 2007, the Company acquired Allied Bancshares, Inc. The acquisition was accounted for under the purchase method of accounting with the results of operations for Allied included in our consolidated financial results beginning December 4, 2007. This transaction is more fully described in Note 2 to the Consolidated Financial Statements included in Item 1.

Net Interest Income/Margin

Net interest income for the three months ended September 30, 2008 was $5.1 million, a decrease of $296 thousand or 5.5% from the same period of 2007. The decrease in net interest income was driven by declining interest rates and interest reversals on non-performing loans. Our rates on loans have declined more quickly than the rates on our deposits, as our certificates of deposit take longer to reprice. We also had additional borrowings expense in 2008, which further contributed to the decline in net interest income.

Average loans for the third quarter of 2008 were $725.2 million, compared to $441.1 million for the same period in 2007. The average yield on loans decreased from 9.36% for the three months ended September 30, 2007 to 6.29% for the three months ended September 30, 2008. Interest reversals related to non-performing loans contributed to the decline, along with interest rate cuts from the Federal Reserve. For the three months ended September 30, 2008, average securities available for sale were $113.9 million compared to $102.9 million for the same period of 2007.

The average cost of funds decreased 123 basis points to 3.88% for the third quarter of 2008 compared to the same period in 2007, primarily due to decreases in the interest rates paid on certificates of deposits. Average time deposits for the third quarter of 2008 were $593.4 million, compared to $397.9 million for the same period of 2007, an increase of 49.1%. The average rate paid on time deposits decreased from 5.45% for the three months ended September 30, 2007 to 4.22% for the same period of 2008. While the Federal Reserve reduced the federal funds target rate beginning late 2007, average rates paid on these deposits typically lag these rate reductions due to the longer terms of the accounts.

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

The Company’s net interest margin has experienced significant compression over the past year. The cause of this compression is generally threefold. First, as a loan is identified as non-performing, it may result in the reversal of previously accrued interest income on that loan. Due to the current economic environment, we are experiencing a larger volume of loans classified as non-performing, resulting in a significant reversal of previously recognized interest income. Second, when a loan defaults and the bank repossesses the collateral, it results in the reclassifying of a previously earning asset to a non-earning asset. As the current economic environment continues to decline, the bank is experiencing a larger volume of foreclosures, resulting in a significant reduction in the balance of earning assets. Third, from an asset/liability management perspective, we are in an asset sensitive position, meaning our earning assets reprice more immediately with a rate change than the cost of our funding and deposits. In a declining rate environment, asset sensitivity has a negative impact on net interest margin and earnings. Therefore, in the current declining rate environment, we have experienced a significant decline in earnings as our earning assets reprice immediately downward with each rate change, while our funding costs adjust over a longer period of time. Management has implemented measures to combat the compression associated with interest rate declines, such as interest rate floors on loans, no changes to lending rates despite reductions in the Prime rate, and the continued collection of fees on renewing loans.

For the three months ended September 30, 2008 and 2007, the net interest spread was 2.18% and 3.18%, respectively, while the net interest margin was 2.41% and 3.70%, respectively. As noted above, a number of factors contributed to the net interest spread and net interest margin compression from a year ago. Additionally, competition for deposits has increased and we have had to offer relatively higher rates to retain deposits. For example, toward the end of the third quarter of 2008, the economic turmoil in the financial markets resulted in some runoff in our money market deposit accounts, which had to be replaced with more expensive funding sources.

Net interest income for the nine months ended September 30, 2008 was $15.6 million, a decrease of $592 thousand or 3.7% compared to the same period of 2007. The decrease in net interest income was primarily driven by the aforementioned cost of funds declining more slowly in relation to the reduction of yield on our loans, which was exacerbated by interest reversals related to non-performing loans.

Average loans for the first nine months of 2008 were $702.0 million, compared to $419.4 million for the same period in 2007. The average yield on loans decreased from 9.51% for the nine months ended September 30, 2007 to 6.74% for the nine months ended September 30, 2008, a decline of 277 basis points. Interest reversals related to non-performing loans contributed to the decline, along with interest rate cuts from the Federal Reserve. For the nine months ended September 30, 2008, average securities available for sale were $113.9 million compared to $101.3 million for the same period of 2007.

The average cost of funds decreased 87 basis points to 4.20% for the first nine months of 2008 compared to the same period in 2007, primarily due to decreases in the interest rates paid on certificates of deposit. Average time deposits for the first nine months of 2008 were $576.3 million, compared to $376.1 million for the same period of 2007, an increase of 53.2%. The average rate paid on time deposits decreased from 5.42% for the nine months ended September 30, 2007 to 4.62% for the same period of 2008.

For the nine months ended September 30, 2008 and 2007, the net interest spread was 2.17% and 3.29%, respectively, while the net interest margin was 2.48% and 3.84%, respectively. The compression in net interest spread and net interest margin on a year-to-date basis was caused by similar factors discussed surrounding the quarter-over-quarter decline.

The following tables show the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)(Unaudited)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

ASSETS:
Federal funds sold	$7,529	$36	1.90%	$36,980	$485	5.20%
Interest bearing deposits	452	3	2.64%	362	4	3.95%
Investment securities available for sale
Taxable	93,883	1,193	5.08%	80,253	1,033	5.04%
Nontaxable[1]	20,019	204	6.27%	22,667	215	5.71%
Loans	725,156	11,470	6.29%	441,070	10,407	9.36%

Total interest earning assets	847,039	12,906	6.06%	581,332	12,144	8.29%
All other assets	85,427			15,402

Total assets	$932,466			$596,734

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing demand deposits and savings	$134,351	833	2.47%	$94,576	841	3.53%
Time	593,352	6,290	4.22%	397,889	5,467	5.45%
Junior subordinated debt	15,465	193	4.96%	15,465	291	7.46%
Short-term borrowings	33,986	266	3.11%	13,826	120	3.44%
Long-term borrowings	20,522	195	3.78%	-	-	-

Total interest bearing liabilities	797,676	7,777	3.88%	521,756	6,719	5.11%

Noninterest-bearing deposits	42,519			31,852
Other liabilities	5,252			4,334
Shareholders’ equity	87,019			38,792

Total liabilities and shareholders’ equity	$932,466			$596,734

Net interest spread			2.18%			3.18%
Net interest margin on average earning assets			2.41%			3.70%

Net interest income		$5,129			$5,425

1	Yield is on a tax-equivalent basis

	Nine Months Ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)(Unaudited)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS:
Federal funds sold	$21,011	$417	2.65%	$42,305	$1,641	5.19%
Interest bearing deposits	1,091	29	3.55%	382	12	4.32%
Investment securities available for sale
Taxable	91,478	3,449	5.03%	78,664	3,090	5.18%
Nontaxable[1]	22,461	671	6.13%	22,661	668	5.98%
Loans	701,971	35,405	6.74%	419,356	29,829	9.51%

Total interest earning assets	838,012	39,971	6.37%	563,368	35,240	8.36%
All other assets	79,978			15,461

Total assets	$917,990			$578,829

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing demand deposits and savings	$138,680	2,707	2.61%	$98,556	2,629	3.57%
Time	576,342	19,951	4.62%	376,088	15,248	5.42%
Junior subordinated debt	15,465	632	5.46%	15,465	865	7.48%
Short-term borrowings	29,682	681	3.06%	12,422	325	3.50%
Long-term borrowings	14,766	419	3.79%	-	-	-

Total interest bearing liabilities	774,935	24,390	4.20%	502,531	19,067	5.07%

Noninterest-bearing deposits	45,698			32,438
Other liabilities	10,924			4,565
Shareholders’ equity	86,433			39,295

Total liabilities and shareholders’ equity	$917,990			$578,829

Net interest spread			2.17%			3.29%
Net interest margin on average earning assets			2.48%			3.84%

Net interest income		$15,581			$16,173

1	Yield is on a tax-equivalent basis

Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Loan fees totaled $582.3 thousand and $568.4 thousand for the three months ended September 30, 2008 and 2007, respectively, and are included with interest income on loans. Loan fees totaled $1.7 million and $1.6 million for the nine months ended September 30, 2008 and 2007.

Other Income and Other Expense

For the three months ended September 30, 2008 and 2007, total noninterest income totaled $(62) thousand and $469 thousand, respectively. There was a $178 thousand decrease in gains on the sale of SBA loans and a $32 thousand increase in gains on sales of securities available for sale. Other noninterest income declined $385 thousand from the third quarter of 2007, primarily due to a loss of approximately $227 thousand on a declined SBA guarantee that was recorded in the third quarter of 2008. In addition, we recorded approximately $147 thousand in losses on the sale of other real estate owned during the third quarter of 2008.

For the nine months ended September 30, 2008 and 2007, total noninterest income totaled $433 thousand and $1.3 million, respectively. The decrease was due to a $693 thousand decrease in gains on the sale of SBA loans and the aforementioned losses on the sale of other real estate owned and the declined SBA guarantee.

Total noninterest expense for the three months ended September 30, 2008 increased $1.7 million, or 44.2% from 2007. The primary component of total noninterest expense was salary and employee benefits, which totaled $2.8 million and $2.2 million for the third quarter of 2008 and 2007, respectively. The $0.6 million, or 26.0% increase in salary and employee benefits primarily resulted from additional employees due to the acquisition of Allied. In mid August of 2008, we underwent a reduction in force of approximately 30% of headcount, although the cost savings of this reduction will not be realized until the fourth quarter of 2008. We had 92 full time equivalent employees at September 30, 2008, compared to 98 full time equivalent employees at September 30, 2007. Other operating expenses increased $1.0 million, or 117.6% from the three months ended September 30, 2007, primarily due to a $568 thousand increase in provision for OREO losses and OREO expenses, as well as a $125 thousand increase in data processing expenses, primarily due to the acquisition of Allied. In addition, FDIC premiums increased $67 thousand from the third quarter of 2007.

For the nine months ended September 30, 2008, total noninterest expense was $16.7 million compared to $10.5 million for the same period of 2007. The increase was primarily driven by a $3.3 million, or 173.0% increase in other operating expenses. This increase was attributable to a $1.4 million increase in provision for OREO losses, as well as approximately $703 thousand in additional expenses related to carrying OREO. In addition, FDIC premiums increased $361 thousand and data processing expenses increased $368 thousand compared to the nine months ended September 30, 2007. Salaries and employee benefits increased $2.0 million, or 31.5% from the nine months ended September30, 2007 to the nine months ended September 30, 2008, primarily due to the increase in headcount resulting from the Allied acquisition. The aforementioned reduction in force is expected to reduce salaries and employee benefits expense for the fourth quarter of 2008.

The following table shows the components of noninterest expense for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007

Salaries and employee benefits	$2,790	$2,215	$8,420	$6,402
Occupancy expenses	624	492	1,853	1,331
Advertising and marketing	179	194	512	467
Legal and other professional services	230	165	679	410
FDIC premiums	161	94	483	122
Provision for OREO losses	524	216	1,593	241
OREO expenses	297	37	801	98
Amortization of intangibles	70	-	212	-
Data processing and technology	270	145	896	528
Other expenses	447	321	1,265	934

Total noninterest expense	$5,592	$3,879	$16,714	$10,533

Income Taxes

We had a tax benefit of $1.1 million for the third quarter of 2008, compared to a provision for income taxes of $550 thousand for the three months ended September 30, 2007. Effective tax rates for the periods were (40.1) % and 34.1%, respectively. For the nine months ended September 30, 2008, our tax benefit totaled $2.6 million, compared to tax expense of $2.0 million for the nine months ended September 30, 2007, resulting in effective tax rates of (41.1)% and 34.5%, respectively.

Liquidity

We must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, we keep cash on hand, maintain account balances with our correspondent banks, and purchase and sell federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. We seek to monitor our liquidity to meet regulatory requirements and local funding requirements. We believe the current level of liquidity is adequate to meet current needs, and we are constantly monitoring it in an effort to improve our position. The turmoil in the financial markets, especially at the end of the third quarter of 2008, has put a strain on our liquidity, and maintaining an adequate level of liquidity continues to be a top priority of management.

Our primary sources of liquidity are a relatively stable base of deposits, scheduled repayments on loans, and interest and maturities of investments. All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. If necessary, we have the ability to sell a portion of our unpledged investment securities to manage interest sensitivity gap or liquidity. Our pledged securities totaled $65.4 million as of September 30, 2008. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs.

At September 30, 2008 and December 31, 2007, we had arrangements with a correspondent and commercial banks for short term unsecured advances up to $38.5 million and $30.5 million, respectively. At September 30, 2008, $20.0 million of these short term facilities were being utilized.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and due from banks decreased $10.9 million from December 31, 2007, to a total of $8.3 million at September 30, 2008. Cash used in investing activities totaled $61.6 million for the nine months ended September 30, 2008, primarily due to purchases of securities available for sale, and the funding of loans, as well as for the cash portion of the purchase of Allied. Cash provided by financing activities totaled $51.2 million for the nine months ended September 30, 2008, primarily due to proceeds from short-term borrowings and long-term debt.

The table below contains a summary of our contractual obligations as of September 30, 2008:

(Dollars in thousands)(Unaudited)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Deposits having no stated maturity	$149,160	$-	$-	$-	$149,160
Junior subordinated debt	-	-		15,465	15,465
Certificates of deposit	456,859	119,335	15,710	-	591,904
Short-term borrowings	64,730	-	-	-	64,730
Long-term debt	-	6,000	-	10,000	16,000
Leases	858	1,496	1,384	1,291	5,029

	$671,607	$126,831	$17,094	$26,756	$842,288

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as such terms are defined in the regulations. Management believes, as of September 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which each is subject.

As of September 30, 2008, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

On October 14, 2008, the Treasury Department announced the Troubled Asset Recovery Program’s (“TARP”) voluntary Capital Purchase Program. Under the program, the Treasury will purchase up to $250 billion of senior preferred shares on standardized terms, and the shares will qualify as Tier 1 capital. The minimum subscription amount available to a participating institution is one percent of risk-weighted assets with the maximum amount set at the lesser of $25 billion or three percent of risk-weighted assets. Interested institutions must apply and elect to participate by November 14, 2008. We are currently examining opportunities provided by the TARP Capital Purchase Plan as a component of our overall capital management strategy, and expect to make a decision whether to participate prior to the November 14, 2008, deadline.

At September 30, 2008, our capital ratios were sufficient for us to be considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

(Unaudited)	Tier 1 Leverage	Tier 1 Risk-based	Total Risk-based
Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%

Actual ratios at September 30, 2008
The Buckhead Community Bank	7.03%	7.88%	10.38%
Consolidated	7.13%	7.95%	10.45%

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

The table below contains a summary of our commitments as of September 30, 2008 and December 31, 2007.

(Dollars in thousands)(Unaudited)	September 30 2008	December 31 2007

Commitments to extend credit	$112,618	$158,997
Standby letters of credit	8,978	7,681

	$121,596	$166,678

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest income. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. The Company models ramp scenarios that assume gradual increases and decreases of 300 basis points each over the next twelve months. At September 30, 2008, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 21.72% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 20.01% decrease in net interest income. At December 31, 2007, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 16.43% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 12.63% decrease in net interest income.

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

	Interest Sensitivity by Month As of September 30, 2008
(Dollars in thousands)(Unaudited)	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest-earning assets:
Federal funds sold	$1,141	-	-	-	-	1,141
Interest Bearing due from accounts	356	-	-	-	-	356
Investment securities available for sale	-	9,639	8,292	41,605	53,623	113,159
Loans	-	585,408	51,978	51,583	35,074	724,043

Total earning assets	1,497	595,047	60,270	93,188	88,697	838,699

Interest-bearing liabilities:
Non-interest bearing deposits	-	1,245	3,732	19,903	14,857	39,737
Interest bearing deposits (NOW)	-	1,575	4,728	25,152	-	31,455
Savings deposits (includes MMkt)	-	75,125	450	2,393	-	77,968
Time deposits	-	144,343	312,720	134,841	-	591,904
Short-term borrowings	54,730	-	10,000	-	-	64,730
Long-term debt	-	-	-	6,000	10,000	16,000
Junior subordinated debt	-	-	5,155	10,310	-	15,465

Total interest-bearing liabilities	54,730	222,288	336,785	198,599	24,857	837,259

Interest sensitivity gap	(53,233)	372,759	(276,515)	(105,411)	63,840

Cumulative interest-sensitivity gap	$(53,233)	319,526	43,011	(62,400)	1,440

Ratio of cumulative interest-sensitivity gap to total earning assets	-6.35%	38.10%	5.13%	-7.44%	0.17%

As demonstrated in the preceding table, 73.3% of interest-bearing liabilities will reprice within twelve months compared with 78.3% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. In addition, the Company may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.

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

The table below summarizes the return on average assets, return on average equity, and average equity to average assets for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
(Unaudited)	2008	2007	2008	2007
Return on average assets	-0.67%	0.71%	-0.54%	0.87%
Return on average equity	-7.21%	10.89%	-5.72%	12.88%
Average equity to average assets	9.33%	6.50%	9.42%	6.79%

ITEM 4T.	Controls and Procedures

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as in “Part II, Item 1A. Risk Factors” in our Quarterly Report on form 10-Q for the quarter ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described above and in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended September 30, 2008.

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

Buckhead Community Bancorp, Inc.

(Registrant)

DATE: November 13, 2008	BY:	/s/ Marvin Cosgray
Marvin Cosgray
President and Chief Executive Officer

DATE: November 13, 2008	BY:	/s/ Dawn Kinard
Dawn Kinard
Chief Financial Officer