Form 10-K
period 2008-12-31
BUCKHEAD COMMUNITY BANCORP INC
filed 2009-03-30
CIK 1026304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock, and as such, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2008, cannot be calculated. The annual revenues for the registrant for the year ended December 31, 2007, the last fiscal year for which audited financial information was available to the registrant as of June 30, 2008, totaled $49,824,000.

As of March 25, 2009, there were 6,314,213 shares of the Registrant’s common stock, $0.01 par value, issued and outstanding.

Cautionary Notice Regarding Forward Looking Statements

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance, and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, , and other statements that are not historical facts. When we use words like “may,” “plan,” “contemplate,” “project,” “predict,” “anticipate,” “believe,” “intend,” “expect,” “estimate,” “could,” “should,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward looking statements include risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following: (1) competitive pressures among depository and other financial institutions; (2) changes in the interest rate environment; (3) the effects of future economic conditions; (4) legislative or regulatory changes, including changes in accounting standards; (5) costs or difficulties related to the integration of our businesses; (6) deposit attrition, customer loss or revenue loss; (7) the failure of assumptions underlying the establishment of reserves for possible loan losses; and (8) changes in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

All written or oral forward looking statements attributable to us are expressly qualified in their entirety by this Cautionary Notice. Our actual results may differ significantly from those we discuss in these forward looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 20.

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

The Buckhead Community Bank

The Bank was incorporated as a federally-chartered commercial banking association in 1998, and converted its charter to become a Georgia state-chartered bank on July 1, 2005. The Bank is headquartered in Atlanta, Fulton County, Georgia and operates a total of seven full-service banking locations in Fulton, Forsyth, Cobb and Hall counties in the greater Atlanta, Georgia metropolitan area. The Bank’s branches in Fulton County operate under the trade names “The Buckhead Community Bank,” “The Sandy Springs Community Bank,” “The Midtown Community Bank,” and “The Alpharetta Community Bank.” In late August, 2007, the Bank opened a full-service de-novo branch in Atlanta, Cobb County, Georgia operating under the trade name “Cobb Community Bank.” On December 4, 2007, in connection with the Company’s acquisition of Allied, the Bank acquired FNB Forsyth and its two bank branches operating in Cumming, Forsyth County, Georgia, and Gainesville, Hall County, Georgia. These two branches are now operated by the Bank under the trade names “Forsyth Community Bank” and “Hall Community Bank,” respectively. The Bank also operates a loan production office in Suwanee, Georgia.

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

Regulatory Oversight and Capital Adequacy

Regulatory Oversight

The Buckhead Community Bank is currently operating under heightened regulatory scrutiny and entered into an informal Memorandum of Understanding (“MOU”) dated November 10, 2008. The MOU places certain requirements and restrictions on the Bank including but not limited to:

•	The Tier I Leverage Ratio, Tier I Risk Based Ratio, and the Total Risk Based Capital Ratio must be at least 8%, 6% and 10%, respectively.

•	Plans must be made for the scheduled reduction of certain “classified assets.”

•	No cash dividends may be paid without prior regulatory approval.

As of December 31, 2008 and the subsequent period prior to the issuance of this report, we were not in compliance with the requirements of the MOU. Our failure to comply with this informal agreement could result in further action by our banking regulators such as the issuance of a formal written agreement (i.e. Order to Cease and Desist). Management and the Board of Directors are working on plans to improve our capital ratios and to reduce the level of classified assets and are also considering various strategic alternatives. Since inception, the Company has not paid a dividend on the common stock of its holding company, Buckhead Community Bancorp, Inc. From time to time the Bank has paid dividends to the holding company. Dividends from the Bank represent the primary source of the Company’s cash flow. Our current regulatory status may prohibit the Bank from paying dividends to the Company. See “Supervision and Regulation—Payment of Dividends” on page 18. The Company has elected to defer the payment of interest on its holding company debt for one year. (See Interest Deferral section of Note 13, Junior Subordinated Debt, of the Consolidated Financial Statements in Item 8.)

Capital Adequacy

As of December 31, 2008, the Company was not “well capitalized” under regulatory guidelines. In light of the requirement to improve capital ratios of the Bank, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Company’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators, including but not limited to, entry into a formal written agreement. Ongoing failure to adequately address regulatory concerns could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Company is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Company’s business, results of operations and financial position.

Operating Losses

The Company incurred a net loss of $36.4 million for the year ended December 31, 2008. This loss was largely the result of dramatic increases in non-performing assets, which caused us to replenish and build our allowance for loan and lease losses and our reserve for OREO losses. Margin compression also contributed to our net loss for 2008. Additionally, during the fourth quarter of 2008, we recorded impairment charges of $17.4 million related to goodwill and core deposit intangible assets. Although we have attempted to manage our balance sheet to improve net interest margin, in many cases we have had to sacrifice profitability for liquidity, such as offering higher rates to attract time deposits. We made efforts to reduce non-interest expense, by way of a reduction in force, salary reductions and other general cost-cutting measures. In late 2008, we also revamped our service charge structure in an effort to boost noninterest income for 2009. During the first quarter of 2009, we have continued to examine noninterest expense and have made further reductions in cost where possible.

Interest reversals on non-performing loans and increases to nonearning, foreclosed assets could continue in 2009, and hinder our ability to improve our net interest income. Also, increases in the allowance for loan and lease losses and the reserve for OREO losses are likely to continue in 2009, which will negatively impact our ability to generate net income during the year.

Business Activities of the Company and the Bank

Lending Services

Lending Policy. The Bank seeks creditworthy borrowers within a limited geographic area. Its primary lending function is to make real estate loans, particularly construction loans for new residential and commercial properties. The Bank also makes consumer loans to individuals and to small- and medium-sized businesses. The Bank’s loan portfolio as of December 31, 2008, was as follows:

Loan Category	Ratio

Real estate lending	86%

Commercial lending	12%

Consumer lending	2%

During 2008, the Bank experienced dramatic increases in non-performing loans and foreclosed assets. As a result, we have had to implement changes to our traditional lending practices to respond to the current economic environment. Our focus has shifted from loan portfolio growth to effectively managing problem loans. Additionally, we have tightened our credit standards for loan renewals. The following discussion generally describes our general lending practices. However, our application of these practices towards the extension of new credit will be restricted for the foreseeable future.

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

Before the Bank’s shift in focus from loan portfolio growth to managing existing problem credits, the Bank made construction and development loans on either a pre-sold or speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. If the Bank makes these loans, they generally have a term of nine to 12 months and interest is paid monthly or quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal complies with the loan to value limitations outlined in the chart above. Any speculative loans are based on the borrower’s and guarantor’s unencumbered liquidity, financial strength and cash flow generating capacity. Loan proceeds are disbursed based on the percentage of completion and after the project has been inspected by an independent appraiser. Risks associated with construction loans include fluctuations in the value of real estate, interest rates, construction costs, availability of end-user permanent mortgage financing, and new job creation and household formation trends.

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

Private and Entrepreneurial Banking. The Bank operates a private and entrepreneurial banking department with the mission of providing high net worth individuals, entrepreneurs, organizations and small- and large-sized businesses with the competitive advantage and superior service that accompanies personal relationships with our private bankers. Our private bankers use a team approach to working with the investment bankers and other financial professionals involved in our client’s financial lives. Through our alliances with professional experts in investment and financial planning, estate and trust management, accounting, insurance, legal and other financial fields, we are able to provide our clients with access to a broad range of financial services.

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

We currently conduct business principally through the Bank’s seven branches in their market areas of Fulton, Forsyth, Cobb and Hall counties, Georgia. Based upon data available on the FDIC website as of June 30, 2008, the Bank’s total deposits ranked 11th among financial institutions in the four- county market area of Cobb, Forsyth, Fulton and Hall counties, representing approximately 1.01% of the total deposits in this market. As of June 30, 2008, there were 90 depository institutions with 627 branches operating within the combined four-county market area. The table below shows our deposit market share in our four-county market area and each component county thereof, according to data from the FDIC website as of June 30, 2008.

Buckhead Community Bank	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
Fulton County	4	$561,585	$60,255,963	9	0.93%
Forsyth County	1	154,278	2,513,301	5	6.14%
Cobb County	1	11,428	10,658,756	31	0.11%
Hall County	1	36,907	2,567,492	12	1.44%

Total	7	$764,198	$75,995,512	11	1.01%

Employees. As of December 31, 2008, the Company and the Bank had a total of 93 full-time equivalent employees. Certain executive officers of the Bank also serve as officers of Buckhead Community Bancorp, Inc. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws and regulations are generally intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

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

Additionally, the BHCA provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

Change in Bank Control. Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 15% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations also provide a procedure for challenging the rebuttable presumption of control.

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

Support of Subsidiary Institutions. Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the event of our bankruptcy, any commitment that we give to a federal banking regulator to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

General. The Bank is subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws and regulations are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia, respectively. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2008, the Bank qualified for the adequately-capitalized category.

An “adequately capitalized” bank meets the minimum level for each relevant capital requirement, including a total risk-based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 4%, and a Tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing, or rolling over any brokered deposits, absent applying for and receiving a waiver from the FDIC. In addition, an adequately capitalized bank may be forced to comply with operating restrictions similar to those placed on undercapitalized banks.

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

FDIC Insurance Assessments. The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund within a range between 1.15 percent and 1.50 percent of all insured deposits.

The FDIC has adopted a risk-based assessment system for insured depository institutions that accounts for the risks attributable to different categories and concentrations of assets and liabilities. The system is designed to assess higher rates on those institutions that pose greater risks to the Deposit Insurance Fund. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, Risk Category I, rates vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings, if any.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

For 2008, assessments ranged from 5 to 43 cents per $100 of deposits, depending on the institution’s risk category. Institutions in the lowest risk category, Risk Category I, were charged a rate between 5 and 7 cents per $100 of deposits. Risk Categories II, III, and IV were charged 10 basis points, 28 basis points and 43 basis points, respectively.

Because the Deposit Insurance Fund reserve fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent, the Federal Deposit Insurance Reform Act of 2005 required the FDIC to establish and implement a restoration plan to restore the reserve ratio to no less than 1.15 percent within five years, absent extraordinary circumstances.

On December 16, 2008, the FDIC adopted, as part of its restoration plan, a uniform increase to the assessment rates by 7 basis points (annualized) for the first quarter 2009 assessments. As a result, institutions in Risk Category I will be charged a rate between 12 and 14 cents per $100 of deposits. Risk Categories II, III, and IV will be charged 17 basis points, 35 basis points, and 50 basis points, respectively.

On February 27, 2009, the FDIC amended its restoration plan to extend the period for restoration to seven years and further revised the risk-based assessment system. Starting with the second quarter of 2009, institutions in Risk Category I will have a base assessment rate between 12 and 16 cents per $100 of deposits. Risk Categories II, III, and IV will have base assessment rates of 22 basis points, 32 basis points, and 45 basis points, respectively. These base assessments will be subject to adjustments based on each institution’s unsecured debt, secured liabilities, and use of brokered deposits. As a result of these adjustments, institutions in Risk Category I will be charged rate between 7 and 24 cents per $100 of deposits. Risk Categories II, III, and IV will be charged between 17 and 43 basis points, 27 and 58 basis points, and 40 and 77.5 basis points, respectively.

Under an interim rule adopted on February 27, 2009, the FDIC will impose an emergency special assessment of 20 basis points as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Federal Deposit Insurance Reform. Generally speaking, the deposits of the Bank are insured to a maximum of $100,000 per depositor. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”). Among other things, FDIRA changed the federal deposit insurance system by:

•	raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•

the FDIC and the National Credit Union Administration are authorized to index deposit insurance coverage for inflation, for standard accounts, and qualifying retirement accounts, every five years beginning April 1, 2007;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund; and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”), which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 per depositor after December 31, 2009. Insurance coverage for retirement accounts continues to be limited to $250,000.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

The Debt Guarantee Program: Under the Temporary Liquidity Guarantee Program, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions. The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points. The Bank opted-out of the Debt Guarantee component of the TLGP. The Bank’s decision to opt-out was based, among other factors, on our belief that the costs associated with this component outweighed the potential benefits.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire at the end of 2009. For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured. The Bank did not opt-out of the Transaction Account Guarantee component of the TLGP.

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

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on their concentrations of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	Total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital

•

Total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Service members’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the:

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2008, the Company’s ratio of total capital to risk-weighted assets was 9.06% and its ratio of Tier 1 Capital to risk-weighted assets was 6.53%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2008, the Company’s Tier 1 leverage ratio was 5.59%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

As of December 31, 2008, we were not well capitalized. Failure to meet capital guidelines could subject a bank and a bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See, “– Prompt Corrective Action” above.

The Buckhead Community Bank is currently operating under heightened regulatory scrutiny, and entered into an informal Memorandum of Understanding with the FDIC and GDBF on November 10, 2008 (the

“MOU”). Under the terms of the MOU, the Bank is required to maintain the following minimum capital ratios: Tier 1 Leverage Capital ratio of 8%; Tier 1 Risk-Based Capital ratio of 6%; and total Risk-Based Capital ratio of 10%. Failure to meet capital guidelines could subject us to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on our business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. As of December 31, 2008, and throughout the subsequent period prior to the issuance of this report, we were not in compliance with the elevated capital requirements of our MOU. Our failure to comply with this informal agreement could result in further action by our banking regulators, including the issuance of a formal written agreement.

See Note 20 in the Notes to Consolidated Financial Statements for the capital ratios of the Company and the Bank.

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

The Bank is required to obtain prior approval of the Georgia Department of Banking and Finance if the total of all dividends it declares any year exceeds 50% of its net income for the prior year. The payment of dividends by the Company and the Bank may also be affected by other factors, such as requirements to maintain adequate capital above regulatory guidelines. Under our aforementioned MOU, we are not able to pay cash dividends without the prior written consent of our regulators.

In 2008, the Company declared no dividends. The Company has not declared a dividend since its inception and does not expect to do so in the foreseeable future. Instead, the Company anticipates that all of its earnings, if any, will be used for working capital, to support its operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of the Company’s board of directors and will depend on many of the statutory and regulatory factors mentioned above.

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

Risks Related to Our Business.

Our independent registered public accounting firm’s report discloses a going concern issue for the Company.

The report of our Independent Registered Public Accountants, which is included in our Annual Report to Stockholders, contains an explanatory paragraph as to our ability to continue as a going concern. Among the factors cited by the accountants as raising substantial doubt as to our ability to continue as a going concern are the recurring losses, declining capital levels, and our agreements with the FDIC and Georgia Department of Banking and Finance. See Note 2 of Notes to Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for management’s discussion of our financial condition at December 31, 2008.

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

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers. These land acquisition and development, and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio may increase substantially in 2009, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

Ongoing deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2008, our non-performing assets increased significantly to $113.9 million, or 15.3%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default, and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses, and charge-offs related to our loan portfolio may occur.

We are currently operating under heightened regulatory scrutiny and oversight.

Due to our current condition and results of operations, the Company and the Bank are operating under heightened regulatory scrutiny and have been and will be taking steps which are expected to improve our asset quality and capital. We entered into an informal MOU with the FDIC and GDBF on November 10, 2008, to address asset quality and related issues. In connection with the MOU, we have agreed to reduce classified assets, perform internal loan reviews on at least a quarterly basis, maintain an appropriate allowance for loan and lease losses, implement a commercial real estate lending policy, and to achieve and maintain an elevated capital position. In addition, we have agreed to increase our Tier I leverage ratio to 8%, our Tier 1 Risk Based Ratio to 6% and our total Risk Based Capital Ratio to 10%, although we have not yet met these capital standards since entering into the MOU. For the duration of the MOU, the Bank may not pay dividends on to the Company without the prior written consent of the FDIC and the GDBF.

Failure to adequately address the regulatory concerns in set forth in our informal MOU may result in further action by our banking regulators, including, but not limited to, the imposition of a written agreement or a cease and desist order pursuant to Section 8 of the FDIC Act. Such actions could adversely impact our regulatory capital classification and/or impose other restrictions or prohibitions of certain activities by the Company or the Bank. If we were to be deemed an undercapitalized institution, the banking regulators could require the Bank to submit a plan for restoring the Bank to an acceptable capital category, and our failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of the Bank’s net assets.

The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations

At December 31, 2008, we had a total of $29.5 million of OREO, reflecting a $16.1 million, or 120%, increase from December 31, 2007. This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase. Due to the on-going economic crisis, the amount of OREO may continue to increase throughout 2009. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

Future impairment losses could be required on various investment securities, which may materially reduce the Company’s and the Bank’s regulatory capital levels.

The Company establishes fair value estimates of securities available for sale in accordance with generally accepted accounting principles. The Company’s estimates can change from reporting period to reporting period, and we cannot provide any assurance that the fair value estimates of our investment securities would be the realizable value in the event of a sale of the securities.

A number of factors could cause us to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of one or more of the securities that we own constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning the financial condition of the companies in which we have invested.

The Company may be required to take other-than-temporary impairment charges on various securities in its investment portfolio. In addition, depending on various factors, including the fair values of other securities that we hold, we may be required to take additional other-than-temporary impairment charges on other investment securities. Any other-than-temporary impairment charges would negatively affect our regulatory capital levels, and may result in a change to our capitalization category, which could limit certain corporate practices and could compel us to take specific actions.

Adverse market conditions and future losses may require us to raise additional capital to support our operations, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that we will need to raise additional capital to support our operations.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

A reduction in the fair value attributable to recently acquired units of our business may result in the Company having to recognize a non-cash goodwill impairment charge, which would negatively impact our earnings.

On December 4, 2007, the Company completed its acquisition of Allied Bancshares, Inc. We booked $33 million in goodwill as an intangible asset on our balance sheet in connection with the acquisition. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires us to make a periodic assessment of any goodwill we carry on our balance sheet by comparing the current fair value of each unit for which goodwill has been recognized to that unit’s book value. In the event that the assessment shows that the book value of any unit exceeds its fair value, we must take a goodwill impairment charge equal to the difference between relevant book and fair values. While such a goodwill impairment charge would have no impact on our regulatory capital ratios or liquidity position, it would result in a reduction of our earnings.

The goodwill impairment assessment must occur on at least an annual basis, or more frequently as changing circumstances would dictate. The Company normally performs its annual assessment on September 30 of each year. After its most recent regular annual assessment, we determined that no goodwill impairment change was necessary. However, the weakening of real estate markets, both nationally and locally in our primary market area, the tightening of credit, and other events of the past months have generally resulted in the lowered market valuation of financial institutions operating in the southeastern United States. As a result, we undertook a supplemental goodwill impairment assessment as of December 31, 2008, and determined that a goodwill impairment charge of $15.3 million was necessary. The results of future goodwill impairment assessments may require that we realize additional goodwill impairment charges.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. As a result of a difficult real estate market, we have increased our allowance from $9.8 million as of December 31, 2007 to $12.1 million as of December 31, 2008. We expect to continue to increase our allowance in 2009; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

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

A prolonged economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

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

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2008, approximately 86% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

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

Since January 2008, in response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on seven occasions to reduce interest rates by a total of 325 to 350 basis points, which likely will reduce our net interest income during the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities. Additionally, in 2009, we expect to have continued margin pressure given these interest rate reductions, along with elevated levels of non-performing assets.

Our access to additional short term funding to meet our liquidity needs is limited.

We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors’ accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs. To meet our cash obligations, we rely on repayments as asset mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, and maintain a line of credit with the Federal Home Loan Bank. If we are unable to meet our liquidity needs through loan and other asset repayments and our cash on hand, we may need to borrow additional funds. Currently, our access to additional borrowed funds is limited and we may be required to pay above market rates for additional borrowed funds, which may adversely our results of operations.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. These assessments are required to ensure that FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%. The recent failures of several financial institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

Beginning on January 1, 2009, there is a uniform 7 basis points (annualized) increase to the assessments that banks pay for deposit insurance. The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter of 2009 assessment. In addition, the FDIC has adopted certain changes to its risk based assessments system that together generally increase the assessments that riskier institutions will pay, beginning in the second quarter of 2009.

During the year ended December 31, 2008, we paid $639 thousand in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions and the corresponding increase in assessments, we will be required to pay additional amounts to the Deposit Insurance Fund throughout 2009, which could have an adverse effect on our earnings. If the deposit insurance premium assessment rate applicable to us increases again, either because of our risk classification or because of another uniform increase, our earnings could be further adversely impacted.

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

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. Presently, approximately 90 depository institutions serve our four-county market area with a total of approximately 627 branches.

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

Our directors and executive officers, as a group, beneficially owned approximately 50% of our fully diluted outstanding common stock as of March 25, 2009. As a result of their ownership, the directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

Negative publicity about financial institutions, generally, or about the Company or Bank, specifically, could damage the Company’s reputation and adversely impact its business operations and financial results.

Reputation risk, or the risk to our business from negative publicity, is inherent in our business. Negative publicity can result from the actual or alleged conduct of financial institutions, generally, or the Company or Bank, specifically, in any number of activities, including leasing practices, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action, any of which could negatively affect our business operations or financial results.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth by issuing trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At December 31, 2008, we had outstanding trust preferred securities totaling $15 million. We unconditionally guaranteed the payment of principal and interest on the trust preferred securities. Also, the junior debentures we issued to the special purpose trust that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We do have the right to defer distributions on our junior subordinated debentures (and related trust preferred securities) for up to five years, and elected to exercise this right on March 6, 2009, as to both series of junior subordinated debentures for the remainder of 2009. We may, at our discretion, extend this deferral period for up to an additional seventeen quarters. During the deferral period, we are not able to pay dividends on our common stock.

Our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

Due to our election to defer payments on our junior subordinated debentures, we are currently unable to pay dividends, and will remain unable to pay dividends for the length of the deferral period. We cannot make assurances that we will have the ability to continuously pay dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from our subsidiary banks.

Risks Related to our Industry

Declines in real estate values have adversely affected our credit quality and profitability.

During 2008, confidence in the credit market for residential housing finance eroded, which resulted in a reduction in financing available to buyers of new homes and borrowers wishing to refinance existing financing terms. The tightening of credit for residential housing led to lower demand for residential housing and more foreclosures, and has reduced the absorption rate for new and existing properties. In turn, this has caused market prices to fall as some property owners, including lenders who acquired property by foreclosure, have accepted lower prices to reduce their exposure to these real estate assets which has reduced the market values for comparable real estate.

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

Moreover, if the current recession continues, the Company would experience significantly higher delinquencies and credit losses. An increase in credit losses would reduce earnings and adversely affect the Company’s financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce the Company’s earnings and adversely affect the Company’s financial condition.

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

The main office of both the Company and the Bank is located at 415 East Paces Ferry Road, Atlanta, Georgia 30305. Prior to the acquisition of Allied and FNB Forsyth, the Bank operated three additional branches in Sandy Springs, Alpharetta and Atlanta, Georgia, which were opened in 2000, 2004 and 2005, respectively, as well as a loan production office in Suwanee, Georgia, which was opened in 2003. The Bank also opened a new branch location in Atlanta, Cobb County, Georgia, on August 28, 2007. With the closing of the acquisition of Allied and FNB Forsyth on December 4, 2007, the Bank added two branch locations in Cumming and Gainesville, Georgia, which were formerly branch locations of FNB Forsyth. The Bank owns the real estate associated with its Alpharetta and Cumming offices, and leases all other office space.

We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased branches, loan production and leased offices.

Office Address	Date Opened	Owned / Leased	Square Footage	Use of Office

415 East Paces Ferry Road Atlanta, Fulton County, Georgia	February 6, 1998	Leased	16,538	Branch

600 Sandy Springs Circle Sandy Springs, Fulton County, Georgia	February 10, 2000	Leased	3,090	Branch

3325 Paddocks Parkway, Suite 140 Suwanee, Forsyth County, Georgia	April 1, 2003	Leased	3,021	Loan Production Office

2755 Old Milton Parkway Alpharetta, Fulton County, Georgia	February 1, 2004	Owned	5,326	Branch

860 Peachtree Street Atlanta, Fulton County, Georgia	October 3, 2005	Leased	4,080	Branch

3333 Riverwood Parkway Atlanta, Cobb County, Georgia	August 28, 2007	Leased	5,490	Branch

1700 Market Place Boulevard Cumming, Forsyth County, Georgia	December 4, 2007 (1)	Owned	10,000	Branch

311 Greene Street Gainesville, Hall County, Georgia	December 4, 2007 (1)	Leased	5,778	Branch

(1)	Prior to December 4, 2007, this was an operating branch of FNB Forsyth.

ITEM 3.	LEGAL PROCEEDINGS

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

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2008 to a vote of shareholders of Buckhead Community Bancorp, Inc., through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established market for the Company’s common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales. Not including the transfer of shares related to the acquisition of Allied, management is aware of the transfer of approximately 14,000 shares in privately-negotiated sales during the year ended December 31, 2008, but is unaware of the price at which these transfers occurred.

As of March 25, 2009, the most recent practicable date prior to the filing of this Periodic Report, the Company had 6,314,213 shares issued and outstanding, held by approximately 800 shareholders of record.

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

Recent Sales of Unregistered Securities

In June 2008, 400 options to purchase shares of the Company’s common stock were exercised by their respective holders. The exercise price of each such option was $12.50. The options were exercised via cash payments of the exercise prices, resulting in a total of 400 shares of the Company’s common stock being issued to the former option holders. The shares underlying the options were issued without registration pursuant to the provisions of Rule 701 under the Act.

ITEM 6.	SELECTED FINANCIAL DATA

	Twelve months Ended December 31
(Dollars in thousands, except share and per share data)	2008	2007	2006	2005	2004
Operations Statement Data
Interest and dividend income	$51,075	$48,264	$37,888	$21,984	$12,454
Interest expense	31,948	26,439	18,346	9,012	3,659

Net interest income	19,127	21,825	19,542	12,972	8,795
Provision for loan losses	15,474	2,459	2,050	1,775	975

Net interest income after provision for loan losses	3,653	19,366	17,492	11,197	7,820
Noninterest income	584	1,560	1,829	1,778	581
Noninterest expense	40,536	14,919	11,239	7,953	5,480

(Loss) income before provision for income taxes	(36,299)	6,007	8,082	5,022	2,921
Income tax (benefit)/expense	141	1,979	2,820	1,744	881

Net (loss) income	$(36,440)	$4,028	$5,262	$3,278	$2,040

Per Common Share
Net (loss) income – basic	(5.78)	0.86	1.24	0.94	0.63
Net (loss) income – diluted	(5.78)	0.85	1.18	0.86	0.58
Cash dividends declared	0.00	0.00	0.00	0.00	0.00
Book value	8.40	14.17	8.71	7.44	5.71

Period End Balances
Loans, net	$700,847	$666,332	$373,808	$259,805	$183,862
Earning assets [2]	850,545	814,451	523,238	381,062	258,369
Total assets	909,957	898,945	541,226	391,270	264,832
Deposits	766,873	755,748	472,089	348,259	219,847
Shareholders’ equity	53,058	89,472	39,791	28,955	18,744

Average Balances
Loans	$708,193	$445,490	$335,487	$233,039	$150,405
Earning assets	839,820	585,437	457,741	312,337	212,780
Total assets	921,044	610,058	470,482	320,330	221,003
Deposits	760,624	530,741	414,623	280,929	182,638
Shareholders’ equity	85,830	45,654	32,444	23,806	17,587
Shares outstanding – basic [1]	6,307,526	4,679,665	4,227,932	3,491,643	3,226,648
Shares outstanding – diluted [1]	6,418,761	4,728,526	4,447,240	3,823,320	3,514,107

Performance ratios
Return on average total assets	-3.96%	0.66%	1.12%	1.02%	0.92%
Return on average shareholders’ equity	-42.46%	8.82%	16.22%	13.77%	11.60%
Net interest margin	2.28%	3.73%	4.27%	4.15%	4.13%
Efficiency ratio [3]	205.65%	63.80%	52.59%	53.92%	58.45%
Average loans to average deposits	93.11%	83.94%	80.91%	82.95%	82.35%
Average shareholders’ equity to average assets	9.32%	7.48%	6.90%	7.43%	7.96%

Capital Adequacy
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Tier 1 capital to risk weighted assets [4]	6.43%	9.25%	9.75%	10.73%	10.90%
Total capital to risk weighted assets [4]	8.97%	10.50%	10.77%	11.76%	12.00%
Tier 1 capital to average assets [4]	5.51%	10.62%	8.18%	9.48%	9.72%

Asset quality ratios
Nonperforming assets to total assets [5]	12.52%	2.80%	1.53%	0.64%	0.01%
Allowance for loan losses to nonperforming assets [5]	10.64%	38.87%	54.36%	132.52%	9176.92%
Net loans charged off to average loans	1.86%	0.26%	0.25%	0.37%	-0.01%
Provision for loan losses to average loans	2.18%	0.55%	0.62%	0.77%	0.67%

1

Basic and diluted shares outstanding have been adjusted to reflect stock splits in prior periods for purposes of calculating earnings per share; Diluted earnings per share for the year ended December 31, 2008 calculated using basic average shares

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

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for 5 years, terminal values based on future growth rates and discount interest rates. Changes in market interest rates, depending on the magnitude and duration, could impact the discount interest rates used in the impairment analysis. Generally, and with all other assumptions remaining the same, increasing the discount interest rate used in the analysis would tend to lower the fair value estimates, while lowering the discount interest rate would tend to increase the fair value estimates. The Company performed its goodwill impairment analysis according to the aforementioned method as of September 30, 2008. This analysis indicated that no goodwill impairment was present; therefore no impairment loss was recognized. Due to the decline in market valuations for financial institutions and increased levels of nonperforming assets and reserves, during the fourth quarter of 2008, an interim impairment test was performed by an outside party as of December 31, 2008. As a result of the interim impairment test, the Company recorded a $15.3 million goodwill impairment loss in the fourth quarter of 2008, reducing the balance of goodwill to the implied fair value from the second step of the impairment test. In addition, we recorded an impairment charge of $2.1 million during the fourth quarter of 2008, related to our core deposit intangible assets.

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

Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of other real estate owned are often determined based on third-party appraisals less estimated costs to sell. At the time of foreclosure, it is our policy to obtain current appraisals from a list of approved appraisers to assist in the valuation of OREO. Alternative data sources such as market listing prices may also be used, as they can often provide more relevant information in determining fair value. We reassess the value of OREO properties at least every 60 days with any updated information obtained by management, and establish reserves when deemed appropriate. Other intangible assets are periodically evaluated to determine if any impairment might exist. The estimation of fair value and subsequent changes of fair value of investment securities, impaired loans, other real estate owned, and other intangible assets can have a significant impact on the value of the Company, as well as have an impact on the recorded values and subsequently reported net income. See Note 21, Fair Value, in the Notes to the Consolidated Financial Statements.

Income taxes

The determination of our overall income tax provision is complex and requires careful analysis. As part of the overall business strategy, we may enter into business transactions that require management to consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management continually monitors tax developments as they affect our overall tax position. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. If management believes that it is more-likely-than-not that all net deferred tax assets will not be realized, a valuation allowance is established against such assets.

Balance Sheet Review

At December 31, 2008, we had total assets of $910.0 million as compared to $898.9 million as of December 31, 2007. On December 4, 2007, we completed the acquisition of Allied, which added approximately $273.8 in total assets to our balance sheet. Shareholder’s equity totaled $53.1 million at December 31, 2008, a decrease of $36.4 million when compared to December 31, 2007. The decrease was driven by significant losses during the year, caused by increased levels of non-performing assets, as well as margin compression, and impairment charges related to goodwill and core deposit intangible assets.

Investment Portfolio

The fair value of the investment securities portfolio as of December 31, 2008 and 2007 was $104.0 million and $109.6 million, respectively. In an effort to improve yield and lengthen the duration of our portfolio, we replaced approximately $34.9 million in U.S. Treasury and agency securities that were sold, called or matured, and replaced them with mortgage-backed securities. Our portfolio repositioning resulted in a shift from U.S Treasury and agency securities to mortgage-backed securities. The mortgage-backed securities are backed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Association (FHLMC), and the aggregate total of all mortgage-backed securities does not exceed 60% of our entire portfolio, in accordance with our investment policy.

Because our investment portfolio is managed with primary consideration of collateral requirements for our growing overnight sweep product and public deposit balances, we elected to purchase mortgage-backed securities as opposed to other types of securities, such as municipal bonds. Mortgage-backed securities are considered acceptable collateral for these deposits, while municipal bonds are not.

	December 31, 2008		December 31, 2007		December 31, 2006
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury government sponsored securities, agencies and corporations	$29,030	$29,677	$62,106	$62,250	$58,112	$57,054
Trust Preferred Securities	1,450	1,120	1,450	1,457	1,450	1,450
Corporate bonds	250	167	250	251	250	250
State and municipal securities	19,458	17,948	24,561	24,242	23,891	24,087
Mortgage-backed securities	54,042	55,103	21,704	21,447	15,417	14,953

Total securities available for sale	$104,230	$104,015	$110,071	$109,647	$99,120	$97,794

During the first quarter of 2009, we sold approximately $36 million of investment securities in order to improve our liquidity position and realized a net gain of $179.9 thousand on the transaction. The Company believes that it has the ability to hold the remaining securities until unrealized losses may be recovered.

The carrying value of investment securities at December 31, 2008 and 2007, by contractual maturity, is shown below. All of our securities are classified as “available-for-sale”, which means that we carry them at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity until realized. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Maturity Distribution and Weighed Average Yield on Investments

	One Year or Less		After One Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Totals
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Carrying value:

December 31, 2008
U.S. Government sponsored securities, agencies and corporations	$-	-	$-	-	$11,594	5.02%	$18,083	5.77%	$29,677	5.48%
Trust preferred securities	-	-	-	-	-	-	1,120	7.21%	1,120	7.21%
Corporate bonds	-	-	-	-	-	-	167	5.00%	167	5.00%
State and municipal securities[1]	-	-	1,065	5.38%	-	-	16,883	5.76%	17,948	5.74%
Mortgage-backed securities	-	-	4,042	4.86%	3,121	4.00%	47,940	5.30%	55,103	5.19%

Total securities	$-		$5,107		$14,715		$84,193		$104,015

December 31, 2007
U.S. Government sponsored securities, agencies and corporations	$5,198	4.52%	$3,504	4.50%	$26,907	5.28%	$26,641	5.41%	$62,250	5.23%
Trust preferred securities	1,000	9.00%	-	-	-	-	457	7.73%	1,457	8.60%
Corporate bonds	-	-	-	-	-	-	251	7.73%	251	7.73%
State and municipal securities[1]	-	-	172	4.93%	3,617	5.27%	20,453	5.71%	24,242	5.64%
Mortgage-backed securities	-	-	3,070	4.15%	1,690	4.28%	16,687	4.93%	21,447	4.77%

Total securities	$6,198		$6,746		$32,214		$64,489		$109,647

1	Yields are on a tax-equivalent basis

Loan Portfolio

Our intent is to derive a substantial percentage of our earnings from loans. The Company’s loan portfolio increased $36.9 million, or 5.4% from December 31, 2007 to December 31, 2008. The following table presents various categories of loans contained in the loan portfolio of the Company as of December 31, 2008, 2007, 2006, 2005 and 2004:

	December 31 2008		December 31 2007		December 31 2006		December 31 2005		December 31 2004
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Breakdown of loan receivables:
Commercial	$88,950	12.46%	$77,837	11.50%	$69,931	18.45%	46,571	17.65%	33,487	17.94%
Real estate – mortgage	268,023	37.55%	213,248	31.50%	92,001	24.27%	77,866	29.52%	57,920	31.03%
Real estate – construction	345,268	48.37%	371,506	54.88%	209,604	55.30%	134,721	51.07%	92,228	49.40%
Consumer	11,584	1.62%	14,358	2.12%	7,519	1.98%	4,637	1.75%	3,047	1.63%

Total loans	713,825	100.00%	676,949	100.00%	379,055	100.00%	263,795	100.00%	186,682	100.00%
Less: Allowance for loan losses	12,114		9,787		4,518		3,293		2,386
Less: Unearned loan fees	864		830		729		697		434

Net loans	$700,847		$666,332		$373,808		$259,805		$183,862

Ratio of the allowance for loan losses to total loans	1.70%		1.45%		1.19%		1.25%		1.28%

The major components of the loan portfolio at December 31, 2008 were real estate construction and mortgage and represented 85.9% of the loan portfolio. In the context of this discussion, we define a “real estate mortgage loan” and a “real estate construction loan” as any loan, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we target our loan-to-value ratio to be consistent with the supervisory loan to value limit guidelines provided by the banking regulators. In order to reduce collateral risk, we attempt to maintain a relatively diversified portfolio. To moderate credit risk in our declining real estate environment, in the third quarter of 2007, management began requiring at least 20% cash equity on all new real estate development loans. As a further measure, during 2008, we ceased making speculative construction loans, we ceased making loans out of our market area, and we ceased our purchases of loan participations.

We have a large percentage of real estate construction loans in our portfolio for builders and developers. These loans are considered more risky than other types of loans. The primary credit risks associated with construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Given the current environment, the non-performing loans in our construction portfolio may increase in 2009, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses, and charge-offs related to our loan portfolio may occur.

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

The following table summarizes major classifications of portfolio loans by maturities as of December 31, 2008:

(Dollars in thousands)	One Year or Less	After One, but within Five Years	After Five Years	Total

Commercial	$58,176	24,908	5,866	$88,950
Real estate – mortgage	139,456	104,394	24,173	268,023
Real estate – construction	326,819	17,965	484	345,268
Consumer	8,699	2,787	98	11,584

Total	$533,150	150,054	30,621	$713,825

The following table represents the rate structure for loans as of December 31, 2008:

(Dollars in thousands)	Variable Rate	Fixed Rate

Commercial	$71,940	$17,010
Real estate – mortgage	177,123	90,900
Real estate – construction	325,469	19,799
Consumer	5,741	5,843

Total	$580,273	$133,552

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of the credit portfolio and the timely identification of potential credit problems. Additions to the allowance for loan losses are made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. Our actual losses will undoubtedly vary from our estimates to some degree.

As of December 31, 2008 the allowance for loan losses was $12.1 million or 1.70% of outstanding loans, as compared to $9.8 million or 1.45% at December 31, 2007. The Company’s current economic environment is turbulent, and the real estate values of our loan collateral are rapidly shifting. We continually monitor the adequacy of our allowance and we have employed independent external loan review consultants to complement management’s evaluation of the allowance. The Company is committed to following generally accepted accounting principles, including the December 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses, as it determines the level of the allowance.

Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, we use a two-part loan grading system – one for performing loans and one for non-performing loans. Performing loans are categorized by type and assigned loss ranges based on a combination of management’s perception of environmental factors for each category and a loss history for each category, resulting in a general reserve for each loan type. For non-performing loans, certain grades representing criticized or classified loans are assigned a specific loss based on management’s estimate of the potential loss, and are generally based on a specific review of the circumstances surrounding each individual loan, as well as consideration of any deficiency in underlying collateral value. The combination of the performing loan general reserve and the non-performing specific reserve comprises our total reserve. This amount is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about current events and subjective judgments, including the likelihood of loan repayment, risk evaluation, extrapolation of historical losses of similar banks, and similar judgments and assumptions. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The following table shows an analysis of allowance for loan loss, including charge-off activity, for each of the past five years:

	Twelve months ended December 31
(Dollars in thousands)	2008	2007	2006	2005	2004
Balance at beginning of period	$9,787	$4,518	$3,293	$2,386	$1,400
Loans charged off:
Commercial	689	-	743	691	8
Real estate – mortgage	396	280	72	206	-
Real estate – construction	12,019	921	-	-	-
Consumer	43	25	16	10	3

Total loans charged off	13,147	1,226	831	907	11

Recoveries of losses previously charged off:

Commercial	-	65	-	38	22
Real estate – mortgage	-	-	-	1	-
Real estate – construction	-	-	-	-	-
Consumer	-	4	6	-	-

Total recoveries	-	69	6	39	22

Net loans charged off	13,147	1,157	825	868	(11)

Provision for loan losses	15,474	2,459	2,050	1,775	975
Allowance from acquisition	-	3,967	-	-	-

Allowance for loan losses at end of period	$12,114	$9,787	$4,518	$3,293	$2,386

Net loans charged off, as a percent of average loans outstanding (annualized)	1.86%	0.26%	0.25%	0.37%	-0.01%

Our provision for loan losses in 2008 was $15.5 million, which was $2.4 million higher than net charge-offs of $13.1 million. The comparable provision and net charge-off amounts for 2007 were $2.5 million and $1.2 million, respectively. Provision increased from 2007 to 2008, due to significant increases in non-performing loans and net charge-offs. Net charge-offs for 2008 represented 1.86% of average loans, compared to 0.26% of average loans for 2007. As the real estate market declined further and general economic conditions worsened in 2008, we took the majority of our losses on construction type loans.

The following tables show the allocation of the allowance and the percentage of the allowance allocated to each category of total loans:

	December 31 2008		December 31 2007		December 31 2006		December 31 2005		December 31 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$986	8.14%	$1,231	12.58%	$682	15.10%	$724	22.00%	$973	40.78%
Real estate – mortgage	1,637	13.51%	3,234	33.04%	951	21.05%	632	19.19%	349	14.63%
Real estate – construction	9,379	77.42%	5,181	52.94%	2,808	62.15%	1,895	57.53%	1,049	43.96%
Consumer	112	0.93%	141	1.44%	77	1.70%	42	1.28%	15	0.63%

Total	$12,114	100.00%	$9,787	100.00%	$4,518	100.00%	$3,293	100.00%	$2,386	100.00%

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

We have adopted the principles of Financial Accounting Standards Board (FASB) SFAS No. 114 and No. 118 relating to accounting for impaired loans and as of December 31, 2008, our impaired loans totaled $94.7 million and had associated reserves of approximately $6.7 million. This is compared to impaired loans and associated reserves of $8.3 million and approximately $760 thousand, respectively, as of December 31, 2007. A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due totaled $113.9 million at December 31, 2008, compared to $25.2 million at December 31, 2007. Non-accrual loans were $68.2 million at December 31, 2008, an increase of $59.9 million from non-accrual loans of $8.3 million at December 31, 2007. The Company had loans ninety days past due and still accruing at December 31, 2008 of $16.2 million as compared to $3.4 million for the same period in 2007. As mentioned above, our policy allows for us to continue accruing interest on loans that are 90 days past due loans when such loans are secured by real estate or negotiable collateral and in the process of collection. Net other real estate owned totaled $29.5 million as of December 31, 2008, compared to $13.4 million at December 31, 2007.

The current credit deterioration has been driven by a prolonged real estate slowdown that accelerated in late 2008. This slowdown has had a greater impact on all banks in the Company’s trade area than previous downturns in the economic cycle. The prolonged decline in the housing market and generally slowing economic conditions continue to have a detrimental impact on our loan portfolio, particularly in real estate construction.

At December 31, 2008, we had non-performing loans, defined as non-accrual and accruing loans past due more than 90 days, of $84.3 million or 11.81% of total loans. Non-performing loans for December 31, 2007 were $11.7 million or 1.74% of total loans. Interest that would have been recorded on non-accrual loans had they performed in accordance with their original terms, amounted to approximately $4.2 million, $723 thousand, and $305 thousand for the twelve months ended December 31, 2008, 2007 and 2006, respectively. Interest income on non-accrual loans included in the results of operations for the years ended December 31, 2008, 2007 and 2006, totaled approximately $364 thousand, $69 thousand and $118 thousand, respectively.

A summary of nonperforming assets as of December 31, 2008, 2007, 2006, 2005, and 2004 is presented below:

(Dollars in thousands)	December 31 2008	December 31 2007	December 31 2006	December 31 2005	December 31 2004
Non-accrual loans	$68,166	$8,310	$3,617	$581	$1,324
Loans 90 days or more past due and still accruing	16,156	3,439	2,977	1,904	-

Total non-performing loans	84,322	11,749	6,594	2,485	1,324
All other real estate owned, net	29,549	13,437	1,702	-	-
All other repossessed assets	35	-	16	-	-

Total non-performing assets [1,2]	$113,906	$25,186	$8,312	$2,485	$1,324

As a percent of total loans at end of period:
Non-accrual loans	9.55%	1.23%	0.95%	0.22%	0.72%
Loans 90 days or more past due and still accruing	2.26%	0.51%	0.78%	0.71%	0.00%

Total non-performing assets to total loans plus OREO and other repossessed assets	15.32%	3.65%	2.18%	0.94%	0.72%

1

Total non-performing assets includes non-performing loans guaranteed by the Small Business Administration. At December 31, 2008, 2007, 2006 2005, and 2004, the guaranteed portion of these loans amounted to $7.8 million, $3.6 million, $0, $0 and $0, respectively

2

Loans whose terms were modified in a troubled debt restructuring not included in the table above totaled $6.7 million as of December 31, 2008 and zero for the rest of the years presented in this table.

The increase to our non-accrual loans during 2008 is the net result of the following changes:

(Dollars in thousands)	December 31 2008

Balance at December 31, 2007	$8,310
Loans reclassified to non-accrual status in 2008	97,051
Payments received on non-accrual loans during 2008	(2,376)
Non-accrual loans charged-off during 2008	(5,387)
Non-accrual loans reclassified to other real estate	(26,830)
Non-accrual loans returned to accruing status	(2,025)
Non-accrual loans reclassified to repossessed collateral	(577)

Balance at December 31, 2008	$68,166

During 2008, additions to loans on nonaccrual status consisted of 96 real estate secured loans totaling $90.2 million, 10 commercial SBA loans totaling $6.6 million, and 2 other commercial loans totaling $0.3 million. At December 31, 2008, non-accrual loans consisted of 54 construction loans, six commercial and industrial loans, nine SBA real estate loans, two mortgage loans and one consumer loan, totaling approximately $57.6 million, $1.9 million, $8.4 million, $0.3 million and $0.002 million, respectively.

At December 31, 2008, the Company’s Other Real Estate Owned consisted of 47 properties totaling $29.5 million, compared to 15 properties totaling $13.4 million as of December 31, 2007. The increase in OREO during 2008 was the result of the foreclosure of 56 construction loan properties, 3 real estate mortgage loans, and two SBA real estate loans. Twenty-two properties were sold during 2008.

At December 31, 2008, the Company’s OREO consisted of the following:

(Dollars in thousands)	December 31 2008
Construction and land development	$28,111
1-4 family residential properties	260
Commercial properties	1,178

Total other real estate owned	$29,549

The following is a summary of OREO activity for the twelve months ended December 31, 2008:

(Dollars in thousands)
Balance at beginning of year	$13,437
Transfers into OREO	35,782
Sales of OREO	(15,211)
Loss on sale of OREO	(305)
Capitalized improvements net of charge-offs	(1,954)
Change in valuation allowance	(2,200)

Ending Balance – December 31, 2008	$29,549

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

Management continually monitors the loan portfolio to ensure that all loans potentially having a material adverse impact on future operating results, liquidity or capital resources have been classified as non-performing. Should economic conditions continue to deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.

It is our general policy to stop accruing interest income and place the recognition of interest on a cash basis when a loan is placed on non-accrual status and any interest previously accrued but not collected is reversed against current income. Generally, a loan is placed on non-accrual status when it is over 90 days past due and there is reasonable doubt that all principal will be collected.

In addition to loans formally classified as non-accrual or non-performing, management maintains a list of monitored loans which may eventually become so classified. Individual loan officers are responsible for assessing business and credit risk for each loan in their respective portfolios. The monitored loan list exists as a vehicle measuring and monitoring identified assets with heightened risk characteristics. Heightened risk characteristics would include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. Management meets at least monthly to re-assess the ongoing status of credits on this list. As of December 31, 2008, there were loans totaling $178.8 million on the monitored loan list, $68.2 million on nonaccrual status and $16.2 million that were past due 90 days or more and still accruing. As of December 31, 2007, there were loans totaling $46.4 million on the monitored loan list, $8.3 million on nonaccrual status, and $3.4 million that were past due 90 days or more and still accruing.

Deposits

Core deposits, which exclude time deposits of $100,000 or more, CDARs deposits, and brokered time deposits, provide the primary funding source for our loan portfolio and other earning assets. Core deposits were approximately $489.3 million at December 31, 2008 compared to $345.1 million at December 31, 2007. Although we view CDARs as core customers because they are in-market customers with whom we have relationships, by banking regulation, CDARs balances were not considered to be core deposits at December 31, 2008. CDARs balances were $90.5 million at December 31, 2008 compared to $70.6 million as of December 31, 2007.

The maturity distribution of time deposits of $100,000 or more as of December 31, 2008 was as follows:

(Dollars in thousands)
Three months or less	$40,200
Over three through six months	33,842
Over six through twelve months	64,422
Over twelve months	47,178

Total	$185,642

Borrowed Funds

Short-term:

We have access to various short-term borrowings, including the purchase of federal funds and borrowing arrangements from other financial institutions. The Company had $10 million in federal funds purchased as of December 31, 2008 compared to $1.5 million as of December 31, 2007.

Overnight customer sweep agreements totaled $21.0 million as of December 31, 2008 compared to $15.1 million at December 31, 2007. These short-term borrowings are collateralized by securities and generally mature within one day from the transaction date. The agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. For the year ended December 31, 2008, the weighted average interest rate on overnight customer sweep agreements was 3.02%.

As of December 31, 2008, other borrowings included in short-term borrowings totaled $24 million consisting of Federal Home Loan Bank advances maturing in the next twelve months. Other borrowings totaled $3.0 million as of December 31, 2007 and represented a draw on a revolving line of credit secured by the common stock of the Bank. This $10 million line of credit matured in September 2008 and is no longer available.

Long-term:

We had $6.0 million in long-term FHLB borrowings as of December 31, 2008, compared to zero at December 31, 2007. These 3.49% fixed rate advances mature in July of 2010.

At December 31, 2008, long term debt also consisted of $10.0 million in subordinated capital notes. This borrowing has a variable rate and matures on March 31, 2020. Beginning in March 2010, quarterly principal payments of $250 thousand are required through maturity. For regulatory capital purposes, these notes are included in Tier 2 capital. The December 31, 2007 balance of long-term debt was zero.

At December 31, 2008 and 2007, we had junior subordinated debt totaling $15.5 million. These trust preferred securities and related debentures are described more fully in Note 13 to the Consolidated Financial Statements included in Item 8. On March 6, 2009, the Company began exercising its right to defer quarterly interest payments for each of the debentures. For Trust I, we intend to defer interest payments from March 31, 2009 to December 31, 2009, and for Trust II, we intend to defer interest payments from April 7, 2009 to January 7, 2010. During this period of deferral, the Company is precluded from repurchasing shares of common stock and from paying dividends on outstanding common stock. We will continue to accrue for the interest payable after the deferral period in our statement of operations.

Income Statement Review

We reported a net loss of $36.4 million for the year ended December 31, 2008, a decrease in earnings of $40.5 million compared to the same period of the prior year. Basic and diluted loss per share amounted to ($5.78), compared to basic earnings per share of $0.86 and diluted earnings per share of $0.85, respectively for the year ended December 31, 2007. Increased costs to carry nonperforming assets, including provisions to associated valuation allowances and accrued interest reversals, had a detrimental impact on earnings for the current year. Margin compression also contributed to the decline in net income. In addition, during the fourth quarter of 2008, we recorded impairment charges of $17.4 million related to goodwill and core deposit intangible assets.

On December 4, 2007, the Company acquired Allied Bancshares, Inc. The acquisition was accounted for under the purchase method of accounting with the results of operations for Allied included in our consolidated financial results beginning December 4, 2007. This transaction is more fully described in Note 3 to the Consolidated Financial Statements included in Item 8.

Net Interest Income/Margin

Net interest income for 2008 was $19.1 million, a decrease of $2.7 million or 12.4% over the same period of 2007. The decrease in net interest income was driven by declining interest rates and interest reversals on non-performing loans. Our rates on loans have declined more quickly than the rates on our deposits, as our certificates of deposit take longer to reprice. We also had additional borrowings expense in 2008, which further contributed to the decline in net interest income.

Average loans for 2008 were $708.2 million, compared to $445.5 million for the same period in 2007. The average yield on loans decreased from 9.26% for the twelve months ended December 31, 2007 to 6.37% for the twelve months ended December 31, 2008. Interest reversals related to nonperforming loans contributed to the decline, along with interest rate cuts from the Federal Reserve. For the year ended December 31, 2008, average securities available for sale were $113.1 million compared to $100.7 million for the same period of 2007.

The average cost of funds decreased 94 basis points to 4.09% for the twelve months ended December 31, 2008 compared to the same period in 2007, primarily due to decreases in the interest rates paid on certificates of deposits. Average time deposits for 2008 were $584.0 million, compared to $395.7 million for the same period of 2007, an increase of 47.6%. The average rate paid on time deposits decreased from 5.39% for 2007 to 4.47% for 2008. While the Federal Reserve reduced the federal funds target rate beginning late 2007, average rates paid on these deposits typically lag these rate reductions due to the longer term of the accounts. In addition, competition for deposits is intense, and in order to enhance our competitiveness in our marketplace and more recently, to improve liquidity, we sometimes elect to pay slightly higher rates on certificates of deposit.

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

The Company’s net interest margin has experienced significant compression over the past year for the following reasons: 1) As a loan is identified as non-performing, it may result in the reversal of previously accrued interest income on that loan. Due to the current economic environment, we are experiencing a significant level of loans classified as non-performing, resulting in considerable reversals of previously recognized interest income. 2) When a loan defaults and the bank repossesses the collateral, it results in the reclassifying of a previously earning asset to a non-earning asset (i.e. OREO). As the current economic environment continues to decline, the Company is experiencing a large volume of foreclosures, resulting in a significant reduction in the balance of earning assets. 3) From an asset/liability management perspective, we are in an asset sensitive position, meaning our earning assets reprice more immediately with a rate change than the cost of funding our deposits. In a declining rate environment like the one experienced in 2007 and 2008, asset sensitivity has a negative impact on net interest margin and earnings. Therefore, in the declining rate environment of the past year, we have experienced a significant decline in earnings as our earning assets reprice immediately downward with each rate change, while our funding costs adjust over a longer period of time. Management has implemented measures to combat the compression associated with interest rate declines, such as interest rate floors on loans, no changes to lending rates despite reductions in the Prime rate, and the continued collection of fees on renewing loans.

For the twelve months ended December 31, 2008 and 2007, the net interest spread was 1.99% and 3.21%, respectively, while the net interest margin was 2.28% and 3.73%, respectively. As noted above, a number of factors contributed to the net interest spread and net interest margin compression from a year ago. Additionally, competition for deposits has increased and we have had to offer relatively higher rates to retain deposits. For example, toward the end of the third quarter of 2008, the economic turmoil in the financial markets resulted in some runoff in our money market deposit accounts, which had to be replaced with more expensive funding sources.

The following tables show the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three years ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended
	December 31, 2008			December 31, 2007			December 31, 2006
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS:
Federal funds sold	$17,415	$430	2.47%	$38,546	$1,954	5.07%	$33,633	$1,686	5.01%
Interest bearing deposits	1,082	33	3.05%	728	33	4.54%	431	17	3.94%
Investment securities available for sale
Taxable	91,832	4,637	5.05%	78,291	4,156	5.31%	65,313	3,362	5.15%
Nontaxable[1]	21,298	861	6.22%	22,382	877	6.03%	22,877	858	5.69%
Loans	708,193	45,114	6.37%	445,490	41,244	9.26%	335,487	31,965	9.53%

Total interest earning assets	839,820	51,075	6.08%	585,437	48,264	8.24%	457,741	37,888	8.28%
All other assets	81,224			24,621			12,741

Total assets	$921,044			$610,058			$470,482

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Interest bearing demand deposits and savings	$132,314	3,362	2.54%	$101,769	3,529	3.47%	$94,452	3,155	3.34%
Time	584,025	26,102	4.47%	395,722	21,330	5.39%	288,686	14,027	4.86%
Junior subordinated debt	15,465	884	5.72%	15,465	1,154	7.46%	11,169	864	7.74%
Short-term borrowings	34,583	972	2.81%	12,883	426	3.31%	8969	300	3.34%
Long-term borrowings	15,077	628	4.17%	-	-	-	-	-	-

Total interest bearing liabilities	781,464	31,948	4.09%	525,839	26,439	5.03%	403,276	18,346	4.55%

Noninterest-bearing deposits	44,285			33,250			31,485
Other liabilities	9,465			5,315			3,277
Shareholders’ equity	85,830			45,654			32,444

Total liabilities and shareholders’ equity	$921,044			$610,058			$470,482

Net interest spread			1.99%			3.21%			3.73%
Net interest margin on average earning assets			2.28%			3.73%			4.27%

Net interest income		$19,127			$21,825			$19,542

1	Yield is on a tax-equivalent basis

Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Loan fees totaled $2.5 million, $2.2 million, and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are included with interest income on loans.

The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by us on such assets and liabilities for the years ended December 31, 2008, 2007 and 2006. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

	Twelve Months Ended December 31, 2008 Compared to 2007 Increase/(decrease) Due to changes in			Twelve Months Ended December 31, 2007 Compared to 2006 Increase/(decrease) Due to changes in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
ASSETS:
Federal funds sold	$(787)	(737)	(1,524)	$248	20	268
Interest bearing deposits	13	(13)	-	13	3	16
Investment securities
Taxable	693	(212)	481	686	108	794
Nontaxable	(61)	45	(16)	(33)	52	19
Loans	19,369	(15,499)	3,870	10,209	(930)	9,279

Total interest earning assets	19,227	(16,416)	2,811	11,123	(747)	10,376

LIABILITIES
Interest-bearing deposits	912	(1,079)	(167)	249	125	374
Time deposits	8,872	(4,100)	4,772	5,643	1,660	7,303
Junior subordinated debt	-	(270)	(270)	322	(32)	290
Short-term borrowings	619	(73)	546	129	(3)	126
Long-term borrowings	628	-	628	-	-	-

Total interest bearing liabilities	11,031	(5,522)	5,509	6,343	1,750	8,093

	$8,196	(10,894)	(2,698)	$4,780	(2,497)	2,283

Other Income and Other Expense

For the twelve months ended December 31, 2008 and 2007, total noninterest income totaled $584 thousand and $1.6 million, respectively. There was an $889 thousand, or 89.3% decrease in gains on the sale of SBA loans, and a $236 thousand increase in gains on securities available for sale. Other noninterest income declined $323 thousand from the prior year, primarily due to a loss of $227 thousand on a declined SBA guarantee. In addition, we recorded approximately $305 thousand in losses on the sale of other real estate owned during 2008. Service charge income increased approximately $154 thousand from the prior year and helped to offset the aforementioned 2008 losses.

Total noninterest expense for the twelve months ended December 31, 2008 increased $25.6 million from 2007. Salary and employee benefits totaled $10.3 million and $8.7 million for the years ended December 31, 2008 and 2007, respectively. The $1.6 million, or 18.4% increase in salary and employee benefits primarily resulted from additional employees due to the acquisition of Allied. In mid August 2008, we underwent a reduction in force of approximately 30% of headcount and cost savings began to be realized in the fourth quarter of 2008. We had 93 full time equivalent employees at December 31, 2008, compared to 124 full time equivalent employees at December 31, 2007. Legal and other professional services totaled $923 thousand and $517 thousand for the years ended December 31, 2008 and 2007, respectively. The increase was primarily due to additional professional fees associated with our new status as a public reporting company. During the fourth quarter of 2008, we recorded $17.4 million in impairment charges related to goodwill and core deposit intangible assets. Our provision for OREO losses increased $3.3 million from the prior year, as our number of foreclosures escalated and the values on our foreclosed properties declined. Other operating expenses increased $2.3 million, or 88.9% from the twelve months ended December 31, 2007, primarily due to an $849 thousand increase in OREO expenses, as well as a $386 thousand increase in data processing expenses, primarily due to the acquisition of Allied. In addition, FDIC premiums increased $407 for the twelve months ended 2008 compared to the twelve months ended 2007.

The following table shows the components of noninterest expense for the three years ended December 31, 2008, 2007 and 2006.

	Twelve months ended December 31
(Dollars in thousands)	2008	2007	2006

Salaries and employee benefits	$10,338	$8,725	$6,897
Occupancy expenses	2,492	1,862	1,486
Advertising and marketing	603	635	661
Legal and other professional services	923	517	373
Goodwill impairment	15,349	-	-
Core deposit intangible impairment	2,084	-	-
FDIC premiums	639	232	45
Provision for OREO losses	3,901	615	-
OREO expenses	1,119	270	3
Amortization of intangibles	283	24	-
Data processing and technology	1,168	782	645
Other expenses	1,637	1,257	1,129

Total noninterest expense	$40,536	$14,919	$11,239

Income Taxes

The provision for income taxes was $141 thousand and $2.0 million for the years ended December 31, 2008 and 2007, respectively. Effective tax rates for the periods were (0.4) % and 32.9%, respectively.

Liquidity

We must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, we keep cash on hand, maintain account balances with our correspondent banks, and purchase and sell federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. We seek to monitor our liquidity to meet regulatory requirements and local funding requirements. Management is constantly monitoring our liquidity in an effort to improve our position; and maintaining an adequate level of liquidity continues to be a top priority of management.

Our primary sources of liquidity are our deposits, the scheduled repayments on our loans, and interest and maturities of our investments. All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. If necessary, we have the ability to sell a portion of our unpledged investment securities to manage interest sensitivity gap or liquidity. Our pledged securities totaled $57.2 million at December 31, 2008, and our efforts were successful to reduce this amount from the December 31, 2007 balance of $67.2 million. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs. Early in 2009, in order to improve our liquidity position, we sold approximately $36 million of investment securities at a net gain of $179.9 thousand. Also, we have increased our balance of non-brokered time deposits by approximately 28% since yearend and are investing the funds in short-term, liquid investments and cash. These actions have substantially improved our liquidity position since December 31, 2008.

At December 31, 2008 and 2007 we had arrangements with a correspondent and commercial banks for short-term unsecured advances up to $33.5 million and $30.5 million, respectively. At December 31, 2008, $10.0 million of these available facilities were being utilized. Subsequent to yearend, our access to these short-term unsecured advances diminished to $18.5 million, and $5.0 million of these sources are no longer unsecured and require collateral. In 2009, we anticipate that we may no longer have access to an additional $13.5 million of these unsecured lines, leaving $5.0 million in short-term facilities available, which require collateral. As our access to unsecured, short-term advances has diminished subsequent to yearend, we will need to rely heavily on non-brokered deposit generation for liquidity. As mentioned above, our deposit campaigns in 2009 have been successful to date.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and due from banks decreased $14.1 million from December 31, 2007, to a total of $5.0 million at December 31, 2008. Cash used in investing activities totaled $79.6 million for 2007, primarily due to purchases of securities available for sale, and the funding of loans, as well as for the cash portion of the purchase of Allied. Cash provided by financing activities totaled $67.3 million for the twelve months ended December 31, 2008, primarily due to proceeds from short-term borrowings and long-term debt.

The table below contains a summary of our contractual obligations as of December 31, 2008:

(Dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Deposits having no stated maturity	$150,777	$-	$-	$-	$150,777
Subordinated debentures	-	-	-	15,465	15,465
Certificates of deposit	490,029	112,056	14,011	-	616,096
Federal funds purchased and repurchase agreements	31,035	-	-	-	31,035
Short-term borrowings	24,000	-	-	-	24,000
Long-term debt		6,000		10,000	16,000
Leases	935	1,539	1,467	686	4,627

	$696,776	$119,595	$15,478	$26,151	$858,000

Capital Resources

We are subject to various regulatory capital requirements administered by our respective federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s respective capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as such terms are defined in the regulations.

As of December 31, 2008, the most recent regulatory notification categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. Our failure to meet capital guidelines for well capitalized status could subject us to a variety of enforcement remedies from our regulators. As a result of our current adequately capitalized status, we are prohibited from accepting or renewing additional brokered deposits without the prior formal waiver of this prohibition by our bank regulators. Our Board of Directors and management are currently engaged in strategic initiatives to restore the well-capitalized status of the Bank and Company.

The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Tier 1 Leverage	Tier 1 Risk-based	Total Risk-based
Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%

Actual ratios at December 31, 2008
The Buckhead Community Bank	5.51%	6.43%	8.97%
Consolidated	5.59%	6.53%	9.06%

The terms of our informal MOU, among other things, direct us to increase our capital ratios to levels at or above the relevant thresholds for a well capitalized institution, and to achieve a leverage ratio several percent higher than required of a well capitalized institution. Specifically, the MOU provides for a Tier I Leverage Ratio of 8%, a Tier 1 Risk Based Ratio of 6% and Total Risk Based Capital Ratio of 10%. We have not reached these elevated capital levels since coming under the MOU. As mentioned above, our Board of Directors and management are currently engaged in strategic initiatives to improve our capital position.

In light of the requirement to improve the capital ratios of the Bank and our desire to reestablish “well capitalized” status, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Company’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators including, but not limited to, entry into a formal written agreement. Ongoing failure to adequately address regulatory concerns could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Company is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Company’s business, results of operations and financial position.

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

The table below contains a summary of our commitments as of December 31, 2008, 2007, and 2006.

	December 31
(Dollars in thousands)	2008	2007	2006

Commitments to extend credit	$75,849	$158,997	$100,120
Standby letters of credit	8,178	7,681	1,921

	$84,027	$166,678	$102,041

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest income. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. The Company models ramp scenarios that assume gradual increases and decreases of 300 basis points each over the next twelve months. At December 31, 2008, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 19.23% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 13.47% decrease in net interest income. At December 31, 2007, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 16.43% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 12.63% decrease in net interest income.

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

The following table shows interest sensitivity gaps for these different intervals.

	Interest Sensitivity by Month As of December 31, 2008
(Dollars in thousands)	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest-earning assets:
Federal funds sold	$23,674	-	-	-	-	23,674
Interest Bearing due from accounts	1,138	-	-	-	-	1,138
Investment securities available for sale	-	21,412	8,786	27,099	50,126	107,423
Loans	-	593,825	72,858	42,180	4,098	712,961

Total earning assets	24,812	615,237	81,644	69,279	54,224	845,196

Interest-bearing liabilities:
Non-interest bearing deposits	-	1,146	3,438	18,336	13,685	36,605
Interest bearing deposits (NOW)	-	1,515	4,542	24,171	-	30,228
Savings deposits (includes MMkt)	-	80,855	489	2,600	-	83,944
Time deposits	-	152,778	336,897	126,421	-	616,096
Short-term borrowings	45,035	-	10,000	-	-	55,035
Long-term debt	-	10,000	-	6,000	-	16,000
Junior subordinated debt	-	15,465	-	-	-	15,465

Total interest-bearing liabilities	45,035	261,759	355,366	177,528	13,685	853,373

Interest sensitivity gap	(20,223)	353,478	(273,722)	(108,249)	40,539

Cumulative interest-sensitivity gap	$(20,223)	333,255	59,533	(48,716)	(8,177)

Ratio of cumulative interest-sensitivity gap to total earning assets	-2.39%	39.43%	7.04%	-5.76%	-0.97%

As demonstrated in the preceding table, 77.6% of interest-bearing liabilities will reprice within twelve months compared with 85.4% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. In addition, the Company may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Buckhead Community Bancorp, Inc.

Atlanta, Georgia

We have audited the consolidated balance sheets of Buckhead Community Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckhead Community Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from operations due to the economic downturn, which has resulted in declining levels of capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of Buckhead Community Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008 included in the accompanying Item 9A (T), “Controls and Procedures” and, accordingly, we do not express an opinion thereon.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 27, 2009

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of December 31
(Dollars in thousands)	2008	2007

ASSETS
Cash and due from banks	$5,042	$19,157
Interest-bearing deposits in other banks	1,138	2,264
Federal funds sold	23,674	23,428

Securities available for sale, at fair value	104,015	109,647
Restricted equity securities, at cost	3,408	1,761

Total investment securities	107,423	111,408
Loans held for sale	5,349	1,232
Loans, net of unearned income	712,961	676,119
Allowance for loan losses	(12,114)	(9,787)

Net loans	700,847	666,332

Bank premises and equipment	10,286	10,949
Accrued interest receivable	4,572	4,696
Goodwill	17,320	32,655
Other intangible assets	-	2,367
Other real estate owned	29,549	13,437
Other assets	4,757	11,020

Total assets	$909,957	$898,945

LIABILITIES
Noninterest-bearing demand deposits	$36,605	$46,496
Interest-bearing deposits	730,268	709,252

Total deposits	766,873	755,748

Short-term borrowings	55,035	19,570
Long-term debt	16,000	-
Junior subordinated debt	15,465	15,465
Accrued interest payable	2,930	3,885
Accrued expenses and other liabilities	596	14,805

Total liabilities	856,899	809,473

SHAREHOLDERS’ EQUITY
Special stock, no par value; 2,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01; 20,000,000 shares authorized; 6,314,213 and 6,315,813 shares issued and outstanding, respectively	63	63
Capital surplus	72,550	72,584
Retained earnings (deficit)	(19,155)	17,285
Accumulated other comprehensive loss	(307)	(279)
Deferred compensation	(93)	(181)

Total shareholders’ equity	53,058	89,472

Total liabilities and shareholders’ equity	$909,957	$898,945

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31
(Dollars in thousands, except share and per share data)	2008	2007	2006

INTEREST INCOME
Loans, including fees	$45,114	$41,244	$31,965
Securities:
Taxable	4,525	4,067	3,284
Tax-exempt	861	877	858
Federal funds sold and short-term investments	463	1,987	1,703
Dividends	112	89	78

Total interest income	51,075	48,264	37,888

INTEREST EXPENSE
Deposits	29,464	24,859	17,182
Short-term borrowings	972	426	306
Junior subordinated debt	884	1,154	858
Long-term debt	628	-	-

Total interest expense	31,948	26,439	18,346

NET INTEREST INCOME	19,127	21,825	19,542
Provision for loan losses	15,474	2,459	2,050

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,653	19,366	17,492

NONINTEREST INCOME
Gain on sale of loans held for sale	106	995	1,322
Gain (loss) on sale of securities available for sale	249	13	37
Other noninterest income	229	552	470

Total noninterest income	584	1,560	1,829

NONINTEREST EXPENSE
Salaries and employee benefits	10,338	8,725	6,897
Occupancy expenses	2,492	1,862	1,486
Advertising and marketing	603	635	661
Legal and other professional services	923	517	373
Provision for OREO losses	3,901	615	-
Goodwill impairment	15,349	-	-
Other intangible assets impairment	2,084	-	-
Other operating expenses	4,846	2,565	1,822

Total noninterest expense	40,536	14,919	11,239

(LOSS) INCOME BEFORE INCOME TAXES	(36,299)	6,007	8,082
Income tax (benefit)/expense	141	1,979	2,820

NET (LOSS) INCOME	$(36,440)	$4,028	$5,262

(LOSS) EARNINGS PER SHARE
Basic	$(5.78)	$0.86	$1.24
Diluted [1]	$(5.78)	$0.85	$1.18

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	6,307,526	4,679,665	4,227,932
Diluted	6,418,761	4,728,526	4,447,240

CASH DIVIDENDS PER SHARE	$-	$-	$-

1	Calculated using average basic common shares for the twelve months ended December 31, 2008

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Twelve Months Ended December 31
(Dollars in thousands)	2008	2007	2006

Net (loss) income	$(36,440)	$4,028	$5,262

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period on securities available for sale, net of tax (benefits) of $0, $309, and $70, respectively	137	604	136

Reclassification adjustment for gains realized in net income, net of tax benefits of $84, $4, and $13, respectively	(165)	(9)	(24)

Other comprehensive income (loss)	(28)	595	112

Comprehensive (loss) income	$(36,468)	$4,623	$5,374

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Total Shareholders’ Equity
(Dollars in thousands, except share data)	Shares	Par Value
Balance, December 31, 2005	3,902,394	$39	$21,907	$7,995	$(986)	$-	$28,955
Net income	-	-	-	5,262	-	-	5,262
Exercise of stock options	661,950	7	1,978	-	-	-	1,985
Tax benefit from exercise of stock options	-	-	3,469	-	-	-	3,469
Restricted stock award	3,000	-	49	-	-	(49)	-
Stock-based compensation	-	-	-	-	-	8	8
Other comprehensive income (loss)	-	-	-	-	112	-	112

Balance, December 31, 2006	4,567,344	$46	$27,403	$13,257	$(874)	$(41)	$39,791

Net income	-	-	-	4,028	-	-	4,028
Sale of common stock	186,995	2	4,673	-	-	-	4,675
Exercise of stock options	19,200	-	176	-	-	-	176
Stock-based compensation	-	-	7	-	-	46	53
Restricted stock award	7,822	-	186	-	-	(186)	-
Acquisition of Allied Bancshares, Inc.	1,534,452	15	40,139	-	-	-	40,154
Other comprehensive income (loss)	-	-	-	-	595	-	595

Balance, December 31, 2007	6,315,813	$63	$72,584	$17,285	$(279)	$(181)	$89,472

Net loss	-	-	-	(36,440)	-	-	(36,440)
Exercise of stock options	400	-	5	-	-	-	5
Restricted stock forfeiture	(2,000)	-	(50)	-	-	50	-
Stock-based compensation	-	-	11	-	-	38	49
Other comprehensive income (loss)	-	-	-	-	(28)	-	(28)

Balance, December 31, 2008	6,314,213	$63	$72,550	$(19,155)	$(307)	$(93)	$53,058

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31
(Dollars in thousands)	2008	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(36,440)	$4,028	$5,262
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation, amortization and accretion	1,261	699	537
Amortization of intangible assets	283	-	-
Goodwill impairment	15,349	-	-
Other intangible assets impairment	2,084	-	-
Provision for loan losses	15,474	2,459	2,050
Provision for foreclosed property losses	3,901	615	-
Deferred income tax provision	2,757	(866)	(595)
Net gains on sales of securities	(249)	(13)	(37)
Net gains on sales of loans	(106)	(995)	(1,322)
Losses on sales of other real estate	305	-	-
Stock-based compensation	49	53	8
(Increase) decrease in loans held for sale	(4,011)	3,337	1,035
Decrease (increase) in interest receivable	124	(148)	(1,066)
(Decrease) increase in interest payable	(955)	618	1,250
Net other operating activities	(1,639)	(344)	(516)

Net cash (used in)/provided by operating activities	(1,813)	9,443	6,606

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in banks	1,126	3,026	(49)
Purchases of securities available for sale	(89,879)	(9,582)	(51,906)
Proceeds from sales of securities available for sale	23,640	2,626	8,832
Proceeds from calls and maturities of securities available for sale	72,082	12,485	10,116
Net purchases of restricted equity securities	(1,647)	(172)	(95)
Net (increase) decrease in federal funds sold	(246)	24,569	5,459
Net increase in loans	(85,770)	(110,566)	(117,599)
Proceeds from sale of other real estate	14,847	2,524	1,224
Net purchases of bank premises and equipment	(350)	(850)	(1,064)
Cash (used for)/acquired through business combination	(13,375)	3,209	-

Net cash used in investing activities	(79,572)	(72,731)	(145,082)

FINANCING ACTIVITIES
Net increase in deposits	11,125	65,182	123,831
Net change in short-term borrowings	35,465	9,535	2,446
Net proceeds from long-term debt	16,000	-	-
Proceeds from junior subordinated debt	-	-	10,000
Net proceeds from issuance of common stock	4,680	176	1,985
Stock issuance costs	-	(317)	-
Tax benefit from exercise of stock options	-	-	3,469

Net cash provided by financing activities	67,270	74,576	141,731

Change in cash and due from banks	(14,115)	11,288	3,255
Cash and due from banks at beginning of period	19,157	7,869	4,614

Cash and due from banks at end of period	$5,042	$19,157	$7,869

Supplemental Disclosures:

Interest paid	$32,903	$24,903	$17,090
Income taxes paid	$-	$2,160	$1,535
Income taxes refunded	$(1,829)	$-	$-

Non-cash investing activities:
Transfer of loans to other real estate owned	$35,781	$14,517	$2,869
Net non-cash impact of acquistion of Allied Bancshares, Inc.	$-	$40,471	$-

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

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior period amounts to conform to the current period presentation, with no impact to total assets or net income.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, deferred income taxes, goodwill and identifiable intangibles, and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed assets, management obtains independent appraisals for significant collateral.

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from restricted equity securities, loans, interest- bearing deposits in banks, federal funds sold, short-term borrowings, long-term debt and deposits are reported on a net basis.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $3,676,000 and $2,224,000 at December 31, 2008 and 2007, respectively.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Securities

All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. Restricted equity securities without a readily determinable fair value are reported at cost.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

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

Loans Held for Sale

The Company originates and sells certain loans in established secondary markets. Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans less direct selling costs. As of December 31, 2008 and 2007, loans held for sale were comprised of Small Business Administration (“SBA”) loans in the process of being sold to investors.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, and review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are any significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Foreclosed Assets

Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and any subsequent adjustments to the carrying value are expensed. Foreclosed assets totaled $29.5 million and $13.4 million at December 31, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is not amortized and instead is subject to impairment testing on an annual basis, or more often if events or circumstances indicate that there may be impairment. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step involves estimating the fair value of each reporting unit and

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step is performed to measure the actual amount of goodwill impairment. The second step first involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value of goodwill which is compared to its corresponding carrying value. If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for five years, terminal values based on future growth rates and discount interest rates. Changes in market interest rates, depending on the magnitude and duration, could impact the discount interest rates used in the impairment analysis. Generally, and with all other assumptions remaining the same, increasing the discount interest rate used in the analysis would tend to lower the fair value estimates, while lowering the discount interest rate would tend to increase the fair value estimates.

The Company has elected to perform its annual testing as of September 30 each year. This analysis indicated that no goodwill impairment was present; therefore no impairment loss was recognized. Due to the decline in market valuations for financial institutions and increased levels of non-performing assets and reserves during the fourth quarter of 2008, an interim impairment test was performed as of December 31, 2008, by an outside party. As a result of the interim impairment test, the Company recorded a $15.3 million goodwill impairment loss in the fourth quarter of 2008, reducing the balance of goodwill to the implied fair value from the second step of the impairment test.

Identified intangible assets that have a finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The aforementioned goodwill impairment test also resulted in an impairment charge of $2.1 million during the fourth quarter of 2008, related to our core deposit intangible.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income and the implementation of various plans to maximize realization of deferred tax assets. Because of the uncertainties discussed in Note 2, management does not believe that it is more-likely-than-not that its net deferred tax assets will be realized over the near term. Accordingly, a valuation allowance has been established in the amount of $8.2 million against such net assets at December 31, 2008, compared to $0 at December 31, 2007.

Stock-Based Compensation

At December 31, 2008, the Company had stock-based employee compensation plans for grants of options to key employees and others. The plan has been accounted for under the provisions of FASB Statement No. 123(R), Share-based Payment for the years ended December 31, 2008, 2007 and 2006 using the modified-prospective-transition method. The stock-based employee compensation plan is more fully described in Note 15.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Earnings (Loss) Per Share

Basic earnings (losses) per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and restricted stock. Diluted loss per share for 2008 is computed by dividing net loss by the weighted average number of shares of common stock outstanding, and yields the same result as basic loss per share.

Stock Split

The Company declared a 20% stock split effected in the form of a stock dividend during 2006. Earnings per share and all stock option disclosures for the year ended December 31, 2006 have been retroactively adjusted for the increased number of shares of common stock as of the earliest period presented.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This Statement replaces SFAS No. 141, “Business Combinations” and establishes standards for how the acquirer in a business combination transaction: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating the impact the adoption of this statement will have on the accounting for future acquisitions and business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51. A noncontrolling interest, (formerly known as minority interest) is the portion of equity in a subsidiary not attributable to a parent. The standard requires an entity to identify separately the ownership interests in subsidiaries held by parties other than the parent, and to identify the amount of consolidated net income attributable to the parent and to the noncontrolling interest. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The impact of this standard is not expected to be material to the Company’s financial position or results of operations.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts, and details of credit risk related contingent features in their hedged positions. The statement also requires entities to explain how hedges affect their financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The impact of this standard is not expected to be material to the Company’s financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 provides a framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States (“US GAAP”). Previously, US GAAP hierarchy had been defined in the American Institute of Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The new FASB guidance specifies that the US GAAP hierarchy should be directed to entities, because the entity, not its auditor, is responsible for selecting appropriate accounting principles. This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The impact of this standard is not expected to be material to the Company’s financial position or results of operations.

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

Note 2 – Regulatory Oversight, Capital Adequacy, Operating Losses, Liquidity and Management’s Plans

The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to the Company’s 2008 financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed below, a substantial doubt exists regarding the Company’s ability to continue as a going concern. Management’s plans in addressing the issues that raise substantial doubt regarding the Company’s ability to continue as a going concern are as follows:

Regulatory Oversight

As described in Note 20, Regulatory Matters and Restrictions, the Bank is currently operating under heightened regulatory scrutiny and has entered into an informal Memorandum of Understanding (“MOU”) on November 10, 2008. The MOU places certain requirements and restrictions on the Bank including but not limited to:

•	The Tier I Leverage Ratio, Tier I Risk Based Ratio, and the Total Risk Based Capital Ratio must be at least 8%, 6% and 10%, respectively.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

•	Plans must be made for the scheduled reduction of certain “classified assets.”

•	No cash dividends may be paid without prior regulatory approval.

As of December 31, 2008 and the subsequent period prior to the issuance of this report, we were not in compliance with the requirements of the MOU. Our failure to comply with this informal agreement could result in further action by our banking regulators such as the issuance of a formal written agreement (i.e. Order to Cease and Desist). Management and the Board of Directors are working on plans to improve our capital ratios and to reduce the level of classified assets, and are also considering various strategic alternatives. Since inception, the Company has not paid a dividend on the common stock of its holding company, Buckhead Community Bancorp, Inc; however, from time to time the Bank has needed to pay dividends to the holding company in order to service the parent company’s debt. The Company has elected to defer the payment of interest on a portion of its holding company debt for one year. (See Interest Deferral section of Note 13, Junior Subordinated Debt.)

Capital Adequacy

As of December 31, 2008, the Company was considered “adequately capitalized,” not “well capitalized” under regulatory guidelines. In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Company’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators including, but not limited to, entry into a formal written agreement. Ongoing failure to adequately address regulatory concerns could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Company is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Company’s business, results of operations and financial position.

Operating Losses

The Company incurred a net loss of $36.4 million for the year ended December 31, 2008. This loss was largely the result of dramatic increases in non-performing assets, which caused us to replenish and build our allowance for loan and lease losses and our reserve for OREO losses. Margin compression also contributed to our net loss for 2008. In addition, during the fourth quarter of 2008, we recorded impairment charges of $17.4 million related to goodwill and core deposit intangible assets. Although we have attempted to manage our balance sheet to improve net interest margin, in many cases we have had to sacrifice profitability for liquidity, such as offering higher rates to attract time deposits. We made efforts to reduce non-interest expense, by way of a reduction in force, salary reductions and other general cost-cutting measures. In late 2008, we also revamped our service charge structure in an effort to boost noninterest income for 2009. During the first quarter of 2009, we have continued to examine noninterest expense and have made further reductions in cost where possible.

Interest reversals on non-performing loans and increases to nonearning, foreclosed assets could continue in 2009, and hinder our ability to improve our net interest income. Also, increases in the allowance for loan and lease losses and the reserve for OREO losses are likely to continue in 2009, which will negatively impact our ability to generate net income during the year.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Liquidity

Our primary sources of liquidity are our deposits, the scheduled repayments on our loans, and interest and maturities of our investments. All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. If necessary, we have the ability to sell a portion of our unpledged investment securities to manage interest sensitivity gap or liquidity. Our pledged securities totaled $57.2 million at December 31, 2008, and our efforts were successful to reduce this amount from the December 31, 2007 balance of $67.2 million. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs. Due to our adequately capitalized status, we are unable to accept, rollover, or renew any brokered deposits. As our existing brokered deposits mature over the next year, it will create a strain on liquidity; therefore we have initiated several actions in the first quarter of 2009, to help alleviate this pressure. Early in 2009, in order to improve our liquidity position, we sold approximately $36 million of investment securities at a net gain of $179.9 thousand. Also, we have increased our balance of non-brokered time deposits by approximately 28% since yearend and are investing the funds in short-term, liquid investments and cash. These actions have substantially improved our liquidity position since December 31, 2008.

At December 31, 2008 and 2007 we had arrangements with a correspondent and commercial banks for short-term unsecured advances up to $33.5 million and $30.5 million, respectively. At December 31, 2008, $10.0 million of these available facilities were being utilized. Subsequent to yearend, our access to these short-term unsecured advances diminished to $18.5 million, and $5.0 million of these sources are no longer unsecured and require collateral. In 2009, we anticipate that we may no longer have access to an additional $13.5 million of these unsecured lines, leaving $5.0 million in short-term facilities available, which require collateral. As our access to unsecured, short-term advances has diminished subsequent to yearend, we will need to rely heavily on non-brokered deposit generation for liquidity. As mentioned above, our deposit campaigns in 2009 have been successful to date.

Based on current and expected liquidity needs and sources, management expects to be able to meet obligations at least through December 31, 2009.

Note 3 – Acquisitions

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Based on a valuation of their estimated useful lives, the core deposit intangibles would have been amortized over an approximate 9 year period using the straight-line method. However, during the fourth quarter of 2008, the entire balance of the core deposit intangible was written off. No goodwill related to Allied is deductible for tax purposes.

The following unaudited condensed income statements disclose the pro forma results of the Company as though the Allied acquisition had occurred at the beginning of the period.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

	Twelve months ended December 31, 2007 (Unaudited)
(Dollars in thousands, except share data)	Buckhead Community Bancorp, Inc. [1]	Allied Bancshares, Inc. [2]	Pro Forma Adjustments [3]	Pro Forma Combined

Interest and dividend income	$48,264	$15,500	$(674)	$63,090
Interest expense	26,439	8,653	-	35,092

Net interest income	21,825	6,847	(674)	27,998
Provision for loan losses	2,459	1,951	-	4,410

Net interest income after provision for loan losses	19,366	4,896	(674)	23,588

Noninterest income	1,560	1,067	-	2,627
Noninterest expense	14,919	5,630	287	20,836

Income from continuing operations before provision for income taxes	6,007	333	(961)	5,379
Provision for income taxes	1,979	161	(336)	1,804

Income from continuing operations	$4,028	$172	$(625)	$3,575

Average share:

Basic	4,679,665	1,521,918	(152,192)[4]	6,049,391

Diluted	4,728,526	1,758,210	(175,821)[4]	6,310,915

Income from continuing operations per average common share:
Basic	0.86	0.11	-	0.59
Diluted	0.85	0.10	-	0.57

1	The reported results of Buckhead Community Bancorp, Inc. for the twelve months ended December 31, 2007 include the results of Allied Bancshares, Inc. from the December 4, 2007 acquisition date.

2	Represents results of Allied Bancshares, Inc. from January 1, 2007 through December 3, 2007.

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Note 4 – Securities

The amortized cost and fair value of securities are summarized as follows:

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$29,030	$647	$-	$29,677
Trust Preferred Securities	1,450	-	(330)	1,120
Corporate bonds	250	-	(83)	167
State and municipal securities	19,458	16	(1,526)	17,948
Mortgage-backed securities	54,042	1,248	(187)	55,103

Total securities available for sale	$104,230	$1,911	$(2,126)	$104,015

	December 31, 2007
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$62,106	$481	$(337)	$62,250
Trust Preferred Securities	1,450	7	-	1,457
Corporate bonds	250	1	-	251
State and municipal securities	24,561	31	(350)	24,242
Mortgage-backed securities	21,704	49	(306)	21,447

Total securities available for sale	$110,071	$569	$(993)	$109,647

Restricted equity securities consist of the following:

	December 31
(Dollars in thousands)	2008	2007

Federal Home Loan Bank stock	$2,943	$1,296
Common trust securities	465	465

Total restricted securities	$3,408	$1,761

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Securities with an approximate carrying value of $57,234,000 and $67,224,000 were pledged to secure public deposits, other borrowings and for other purposes required or permitted by law, as of December 31, 2008 and 2007, respectively.

The amortized cost and fair value of debt securities as of December 31, 2008 by contractual maturity are presented below. Actual maturities may differ from contractual maturities for mortgage-backed securities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are not presented in the following table by maturity class.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in less than one year	$-	-
Due after one year through five years	-	-
Due after five years through ten years	13,265	13,374
Due after ten years	36,923	35,538
Mortgage-backed securities	54,042	55,103

	$104,230	$104,015

Gross gains and losses on sales of securities consisted of the following:

	Twelve months ended December 31
(Dollars in thousands)	2008	2007	2006

Gross gain on sale	$285	$18	$37
Gross loss on sale	(36)	(5)	-

	$249	$13	$37

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. Early in 2009, in order to improve our liquidity position, we sold approximately $36 million of investment securities at a net gain of $179.9 thousand. Management believes that the Company has the ability to hold the remaining debt securities until unrealized losses may be recovered; therefore no declines are deemed to be other than temporary.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table summarizes the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2008 and 2007.

	December 31, 2008
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and other U.S. government agencies and corporations	$1,970	$-	$-	$-	$1,970	$-
Trust Preferred Securities	813	188	308	142	1,121	330
Corporate bonds	167	83	-	-	167	83
State and municipal securities	15,104	1,336	1,818	190	16,922	1,526
Mortgage-backed securities	1,780	185	80	2	1,860	187

	$19,834	$1,792	$2,206	$334	$22,040	$2,126

	December 31, 2007
	Less than twelve months		Twelve months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$494	$192	$16,006	$145	$16,500	$337
State and municipal securities	4,084	270	8,520	80	12,604	350
Mortgage-backed securities	14,564	46	6,425	260	20,989	306

	$19,142	$508	$30,951	$485	$50,093	$993

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Note 5 – Loans and Allowance for Loan Losses

The composition of loans is summarized as follows:

	December 31
(Dollars in thousands)	2008	2007

Commercial	$88,950	$77,837
Real estate – mortgage	268,023	213,248
Real estate – construction	345,268	371,506
Consumer	11,584	14,358

Total loans	713,825	676,949

Less: Allowance for loan losses	12,114	9,787
Less: Unearned loan fees	864	830

Net loans	$700,847	$666,332

Activity in the allowance for loan losses for the twelve months ended December 31 is summarized in the table below:

	Twelve months ended December 31
(Dollars in thousands)	2008	2007	2006

Balance at beginning of year	$9,787	$4,518	$3,293
Allowance from acquisitions	-	3,967	-
Provision for loan losses	15,474	2,459	2,050
Loan charge-offs	(13,147)	(1,226)	(831)
Loan recoveries	-	69	6

Balance at end of year	$12,114	$9,787	$4,518

Impaired loans totaled approximately $94.7 million and $8.3 million at December 31, 2008 and 2007, respectively. A valuation allowance on impaired loans is included in the allowance for loan losses and totaled approximately $6.7 million and $760 thousand at December 31, 2008 and 2007, respectively. The average investment in impaired loans for the years ended December 31, 2008, 2007 and 2006 was approximately $40.6 million, $5.2 million and $2.1 million respectively. Interest income on impaired loans included in the results of operations for the years ended December 31, 2008, 2007 and 2006, totaled approximately $364 thousand, $69 thousand and $118 thousand, respectively.

Loans past due ninety days or more and still accruing interest amounted to approximately $16.2 million and $3.4 million at December 31, 2008 and 2007, respectively. Nonaccrual loans totaled $68.2 million

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

and $8.3 million as of December 31, 2008 and 2007, respectively. Loans whose terms have been modified in a troubled debt restructuring amounted to $7.7 million as of December 31, 2008 and zero at December 31, 2007. At December 31, 2008, there were no commitments to lend additional funds to these borrowers.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2008 are as follows:

(Dollars in thousands)
Beginning Balance – December 31, 2007	$6,549

Advances	4,721

Repayments	(5,313)

Ending Balance – December 31, 2008	$5,957

Note 6 – Other Real Estate Owned

At December 31, 2008, the Company’s Other Real Estate Owned consisted of 47 properties totaling $29.5 million, compared to 15 properties totaling $13.4 million as of December 31, 2007. The increase in OREO during 2008 was the result of the foreclosure of 56 construction loan properties, 3 real estate mortgage loans, and two SBA real estate loans. Twenty-two properties were sold during 2008.

At December 31, 2008 and 2007, the Company’s OREO consisted of the following:

(Dollars in thousands)	2008	2007
Construction and land development	$28,111	$10,502
1-4 family residential properties	260	1,500
Commercial properties	1,178	1,435

Total other real estate owned	$29,549	$13,437

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following is a summary of OREO activity for the twelve months ended December 31, 2008 and 2007:

(Dollars in thousands)	2008	2007
Balance at beginning of year	$13,437	$1,703
Transfers into OREO	35,782	14,515
Sales of OREO	(15,211)	(3,231)
Loss on sale of OREO	(305)	-
Capitalized improvements net of charge-offs	(1,954)	947
Change in valuation allowance	(2,200)	(497)

Balance at end of year	$29,549	$13,437

Note 7 – Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
(Dollars in thousands)	2008	2007

Land and land improvements	$2,270	$2,270
Building	5,956	5,988
Leasehold improvements	1,876	1,840
Furniture and equipment	4,393	4,099

	14,495	14,197
Accumulated depreciation	(4,209)	(3,248)

	$10,286	$10,949

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 totaled approximately $1.0 million, $711 thousand and $537 thousand, respectively.

Note 8 – Leases

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Total rental expense for all leases totaled approximately $921,000, $708,000 and $568,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments on the leases, excluding any renewal options, described above are summarized as follows:

(Dollars in Thousands)

2009	$935
2010	766
2011	773
2012	792
2013	675
Thereafter	686

$4,627

Note 9 – Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The Company has elected to perform its annual testing as of September 30 of each year. As of September 30, 2008, our analysis indicated that no goodwill impairment was present; therefore no impairment loss was recognized.

Due to the decline in market valuations for financial institutions and increased levels of nonperforming assets and reserves during the fourth quarter of 2008, an interim impairment test was performed as of December 31, 2008, by an outside company. As a result of the interim impairment test, the Company recorded a $15.3 million goodwill impairment loss in the fourth quarter of 2008, reducing the balance of goodwill to the implied fair value from the second step of the impairment test. We also recorded a $2.1 million impairment charge related to our core deposit intangible assets, reducing the balance to zero.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance the Company, as well as the market valuations of financial institutions, management will continue to monitor and evaluate the carrying value of goodwill. Additional goodwill impairment could be recorded in future periods and such impairment could be material to the Company’s results of operations.

The changes in the carrying amount of other intangible assets and goodwill for the twelve months ended December 31, 2008 are as follows:

(Dollars in thousands)	Core Deposit Intangible	Goodwill	Total

Balance January 1, 2007	$-	$-	$-
Acquisition of Allied Bancshares, Inc.	2,391	32,655	35,046
Amortization	(24)	-	(24)

Balance December 31, 2007	2,367	32,655	35,022

Miscellaneous adjustments to goodwill	-	14	14
Impairment charge	(2,084)	(15,349)	(17,433)
Amortization	(283)	-	(283)

Balance, December 31, 2008	$-	$17,320	$17,320

There is no longer estimated amortization expense associated with our core deposit intangible assets, because the entire balance was written off during the fourth quarter of 2008.

Note 10 – Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 totaled approximately $185.6 million and $227.1 million. As of December 31, 2008 and 2007, brokered time deposits totaled $277.7 million and $183.3 million, respectively, which includes CDARs balances of $90.5 million and $70.6 million, respectively. The scheduled maturities of time deposits at December 31, 2008 are as follows:

(Dollars in thousands)

Maturing in:
2009	$490,029
2010	100,692
2011	11,364
2012	11,485
2013	2,526

$616,096

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Note 11 – Short-term Borrowings

Short-term borrowings consisted of the following:

	December 31
(Dollars in thousands)	2008	2007

Federal funds purchased	$10,000	$1,466
Overnight customer sweep agreements	21,035	15,104
Short-term FHLB borrowings	24,000	-
Other borrowings	-	3,000

	$55,035	$19,570

Overnight customer sweep agreements, which are short-term borrowings collateralized by securities, generally mature within one day from the transaction date. The agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. For the years ended December 31, 2008, the weighted average interest rate on overnight customer sweep agreements was 3.02% and 3.30%, respectively. The weighted average interest rate for federal funds purchased was 1.85% and 5.15% for the years ended December 31, 2008 and 2007, respectively.

Short-term FHLB borrowings as of December 31, 2008 included $14 million in daily floating, 12 month advances and $10 million in 2.85% advances maturing in August 2009. As of December 31, 2008, we had $56.7 million in loans pledged toward our short-term and long-term FHLB advances.

As of December 31, 2007, other borrowings consisted of a revolving line of credit secured by the common stock of The Buckhead Community Bank. The line of credit was paid off in January 2008, prior to its maturity date of September 2008 and had a floating rate of 30 day LIBOR plus 1.70%. The weighted average interest rate for other borrowings was 6.55% at December 31, 2007.

Note 12 – Long-term Debt

As of December 31, 2008 and 2007, long-term debt consisted of the following:

	December 31		Issue Date	Stated Maturity Date	Interest Rate
(Dollars in thousands)	2008	2007

Subordinated capital notes	$10,000	$-	2008	2020	3 mo. LIBOR + 2.35%
Long-term FHLB borrowings	6,000	-	2008	2010	3.49%

	$16,000	$-

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

In 2008, the Company issued $10.0 million in subordinated capital notes. This borrowing has a variable rate and matures on March 31, 2020. Beginning in March 2010, quarterly principal payments of $250 thousand are required through maturity. For regulatory capital purposes, these notes are included in Tier 2 capital.

The aggregate contractual maturities of long term debt are as follows:

(Dollars in thousands)

Maturing in:
2009	$-
2010	6,000
2011	-
2012	-
2013	-
Thereafter	10,000

$16,000

Note 13 – Junior Subordinated Debt

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

The trust preferred securities and the related debentures were issued on August 11, 2004. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2004. Interest on the debentures is paid on the corresponding dates. The aggregate principal amount of Trust I debentures outstanding at December 31, 2008 and 2007 was $5,155,000. Certain issue costs are being amortized over the life of the debentures, and the outstanding balance of the unamortized issue costs at December 31, 2008 and 2007 was approximately $85 thousand and $92 thousand, respectively.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

The trust preferred securities and the related debentures were issued on May 24, 2006. Distributions on the trust preferred securities are paid quarterly on April 7, July 7, October 7 and January 7 of each year, beginning on July 7, 2006. Interest on the debentures is paid on the corresponding dates. The aggregate principal amount of Trust II debentures outstanding at December 31, 2008 and 2007 was $10,310,000. There were no issue costs associated with the issuance of the debentures.

Interest Payment Deferral

On March 6, 2009, the Company began exercising its right to defer quarterly interest payments for each of the debentures. For Trust I, we have provided notice of our deferral of interest payments from March 31, 2009 to December 31, 2009, and for Trust II, we have provided notice of our deferral of interest payments from April 7, 2009 to January 7, 2010. During this period of deferral, the Company is precluded from repurchasing shares of common stock and from paying dividends on outstanding common stock. We will continue to accrue for the interest payable after the deferral period in our statement of operations.

Note 14 – Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan covering substantially all employees. Contributions to the plan charged to expense totaled approximately $135 thousand, $103 thousand and $99 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 15 – Stock-based Compensation

The Company has a stock incentive plan under which we may grant stock options or other stock awards to our employees, directors and other key persons to purchase shares of common stock. Awards are granted at prices equal to the fair market value of the shares at the date of grant and are exercisable as determined by the plan’s administrative committee. Stock options expire ten years from the date of grant. The general terms of the plan also include a vesting period which is usually three to four years for awards granted since January of 2007. Options granted prior to that date generally vested immediately. Through December 31, 2008, incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Stock Options

The following is a summary of the Company’s weighted average assumptions used to estimate the weighted average per share fair value of options granted during the twelve months ended December 31, 2008, 2007 and 2006, on the date of grant using the Black-Scholes option pricing model. No stock options were granted during 2006 or 2008. Prior to 2006, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, excluding the effects of volatility. Under SFAS 123, this was a minimum value method.

	December 31
(Dollars in thousands)	2008	2007	2006
Expected volatility	N/A	18%	N/A
Expected dividend yield	N/A	2%	N/A
Expected life (in years)	N/A	6.5	N/A
Risk-free rate	N/A	4.6%	N/A
Annual forfeiture rate	N/A	3%	N/A
Weighted average fair value of options	N/A	$5.04	N/A

The Company expensed approximately $6 thousand and $7 thousand during the years ended December 31, 2008 and 2007, respectively, and $0 during 2006, related to stock options. The total compensation cost related to nonvested awards not yet recognized was approximately $6 thousand as of December 31, 2008 and the weighted average period over which it is to be recognized is one year.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of stock option activity:

(Dollars in thousands, except per share data)	Twelve months ended December 31, 2008
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, January 1, 2008	185,736	$8.55
Forfeited	(57,821)	9.50
Exercised	(400)	12.50

Options outstanding, December 31, 2008	127,515	$8.11	5.1	$2,154

Exercisable, December 31, 2008	125,514	$7.88	5.0	$2,149

(Dollars in thousands, except per share data)	Twelve months ended December 31, 2007
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, January 1, 2007	65,197	$5.95
Granted	3,779	22.50
Allied options assumed at acquisition	135,960	9.50
Exercised	(19,200)	9.17

Options outstanding, December 31, 2007	185,736	$8.55	6.4	$3,055

Exercisable, December 31, 2007	181,957	$8.26	6.3	$3,046

(Dollars in thousands, except per share data)	Twelve months ended December 31, 2006
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, January 1, 2006	735,697	$3.22
Granted	-	-
Exercised	(670,500)	2.96

Options outstanding and exercisable, December 31, 2006	65,197	$5.95	2.5	$916

The following table presents information on nonvested stock options for the year ended December 31, 2008:

	Shares	Weighted-Average Fair Value
Nonvested stock options at December 31, 2007	3,779	$5.04
Forfeited	(778)	5.04
Vested	(1,000)	5.04

Nonvested stock options at December 31, 2008	2,001	$5.04

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents information on stock options by ranges of exercise price at December 31, 2008:

(Dollars in thousands, except per share data)	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number Outstanding at December 31, 2008	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
$2.96 - $8.33	101,499	$6.36	4.5	$1,893	101,499	$6.36	4.5	$1,893
$8.34 - $12.50	13,415	12.05	6.8	174	13,415	12.05	6.8	174
$12.51 - $22.50	12,601	18.06	7.9	87	10,600	17.22	7.8	82

	127,515	$8.11	5.1	$2,154	125,514	$7.88	5.0	$2,149

At the Company’s annual shareholders’ meeting in 2007, the stock option plan was replenished with an additional 800,000 shares. All 800,000 are available for future stock option grants to employees and directors under the existing plan at December 31, 2008. Total intrinsic value of options exercised was approximately $5 thousand, $304 thousand and $9.19 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively. Total grant-date fair value of options vested during the year was $5 thousand, $0 and $0 for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

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

The unamortized balance of the fair value of the restricted stock grant has been recorded as deferred compensation in the equity section of the consolidated balance sheets. As of December 31, 2008, there was approximately $93 thousand of unrecognized stock-based compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following tables present restricted stock activity:

(Dollars in thousands, except per share data)	Shares	Weighted-Average Grant Date Fair Value

Outstanding, January 1, 2008	10,072	$22.19
Forfeited	(2,000)	25.00
Vested	(2,206)	21.08

Outstanding, December 31, 2008	5,866	$21.65

	Shares	Weighted-Average Grant Date Fair Value

Outstanding, January 1, 2007	3,000	$16.67
Granted	7,822	23.78
Vested	(750)	16.67

Outstanding, December 31, 2007	10,072	$22.19

	Shares	Weighted-Average Grant Date Fair Value

Outstanding, January 1, 2006	-	$-
Granted	3,000	16.67
Vested	-	-

Outstanding, December 31, 2006	3,000	$16.67

The following table summarizes stock-based compensation expense:

(Dollars in thousands)	Twelve months ended December 31
	2008	2007	2006

Stock-based compensation expense
Stock options	$6	$7	$-
Restricted stock	43	46	8

	$49	$53	$8

Note 16 – (Loss) Earnings Per Share (“EPS”)

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the twelve months ended December 31, 2008, 2007 and 2006. There is no dilution from dilutive securities due to the antidilutive effect of the net loss for the year ended December 31, 2008.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)	Twelve Months Ended December 31
	2008	2007	2006

Basic
Net (loss) income available to common shareholders	(36,440)	4,028	5,262

Average basic common shares	6,308	4,680	4,228

(Loss) earnings per average common share – basic	$(5.78)	$0.86	$1.24

Diluted
Net (loss) income available to common shareholders	$(36,440)	$4,028	$5,262

Average basic common shares	6,308	4,680	4,228
Effect of dilutive securities:
Stock options and restricted stock	111	49	220

Average diluted common shares	6,419	4,729	4,448

(Loss) earnings per average common share – diluted [1]	$(5.78)	$0.85	$1.18

1	Calculated using average basic common shares for the twelve months ended December 31, 2008

Note 17 – Income Taxes

For the years ended December 31, 2008, 2007 and 2006, the components of income tax expense were as follows:

(Dollars in thousands)	Twelve months ended December 31
	2008	2007	2006

Current	$(2,616)	$2,845	$3,415
Deferred	(5,374)	(866)	(595)
Valuation Allowance	8,131	—	—

Income tax expense	$141	$1,979	$2,820

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

(Dollars in thousands)	Twelve months ended December 31
	2008	2007	2006

Income taxes at federal statutory rate	$(12,342)	$2,042	$2,748
Goodwill impairment	5,219	-	-
Tax free interest	(290)	(270)	(216)
State tax (benefit) expense	(672)	186	286
Other items, net	95	21	2
Valuation Allowance	8,131	-	-

Income tax expense	$141	$1,979	$2,820

Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of the net deferred tax asset at December 31, 2008 and 2007 were as follows:

(Dollars in thousands)	December 31
	2008	2007

Deferred tax assets:
Allowance for loan losses	$4,390	$3,403
Net operating loss carry forward	2,598	-
Alternative minimum tax	239	-
Loan fees	326	313
Non-accrual interest	-	133
Other real estate owned	1,018	188
Stock-based compensation	14	16
Securities available for sale	101	146
Depreciation	66	-
Other	8	197

	8,760	4,396
Valuation allowance	(8,232)	-

	528	4,396

Deferred tax liabilities:
Depreciation	-	29
Business combination purchase adjustments	528	1,464

	528	1,493

Net deferred income tax assets	$-	$2,903

At December 31, 2008, the Company has available net operating loss carryforwards of approximately $6.9 million for federal income tax purposes. If unused, the carryforwards will expire beginning in 2028.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Note 18 – Commitments and Contingencies

Loan Commitments

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

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

(Dollars in thousands)	December 31
	2008	2007

Commitments to extend credit	$75,849	$158,997
Standby letters of credit	8,178	7,681

	$84,027	$166,678

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

At December 31, 2008 and 2007, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2008 and 2007.

The Company also guarantees credit cards as an accommodation for some of its customers. As of December 31, 2008 and 2007, this guarantee amounted to approximately $50 thousand and $111 thousand, respectively.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Note 19 – Concentrations of Credit

The Company originates primarily commercial, residential and consumer loans in its primary market areas. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy of these areas. Eighty six percent of the Company’s loan portfolio is concentrated in real estate loans, and this sector of the Company’s market has experienced significant decline during 2008. The other significant concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of its defined statutory capital base, or approximately $19.7 million as of December 31, 2008.

Note 20 – Regulatory Matters and Restrictions

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2008, the Bank was not able to declare dividends without the prior written approval of the FDIC and the Georgia Department of Banking and Finance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. As of December 31, 2008, the Company did not meet the requirements for well-capitalized status. As a result, we are prohibited from directly or indirectly accepting, renewing, or rolling over any brokered deposits, absent receiving a waiver from the FDIC, for which we have applied. In addition, as an adequately capitalized bank, we may be forced to comply with operating restrictions similar to those placed on undercapitalized banks.

Due to our current financial condition and recent results of operations, the Bank is operating under heightened regulatory scrutiny and has been taking steps to improve our asset quality and capital. The Buckhead Community Bank entered into an informal Memorandum of Understanding (“MOU’) with the FDIC and the Georgia Department of Banking and Finance on November 10, 2008. The MOU addressed, among other items, our management of asset quality and increased capital for the Bank. Management may ultimately be unable to comply with the deadlines stated in the MOU, and this failure may result in the consequences described in the following paragraphs.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Since inception, the Company has not paid a dividend on the common stock of its holding company, Buckhead Community Bancorp, Inc, however, from time to time the Bank has needed to pay dividends to the holding company in order to service the parent company’s debt.

Failure to adequately address the regulatory concerns in the MOU may result in actions by our banking regulators under the prompt corrective action provisions ranging from a formal written agreement to the restriction or prohibition of certain activities by The Buckhead Community Bank. If we were to be deemed an undercapitalized institution, the banking regulators could require the Bank to submit a plan for restoring the Bank to an acceptable capital category and our failure to adequately comply could eventually allow the banking regulators to appoint a receiver or conservator of our net assets. These matters are a major focus of the attention and efforts of the Board of Directors and management.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. The Company and the Bank are adequately capitalized and currently working on several strategies to reestablish well-capitalized status.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands)	Actual		For Captial Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2008:
Total Capital to Risk Weighted Assets
The Buckhead Community Bank	$70,016	8.97%	$62,453	8.00%		$78,066	10.00%
Consolidated	$70,845	9.06%	$62,535	8.00%	$	N/A	N/A%

Tier I Capital to Risk Weighted Assets
The Buckhead Community Bank	$50,228	6.43%	$31,226	4.00%		$46,840	6.00%
Consolidated	$51,045	6.53%	$31,267	4.00%	$	N/A	N/A%

Tier I Capital to Average Assets
The Buckhead Community Bank	$50,228	5.51%	$36,453	4.00%		$45,567	5.00%
Consolidated	$51,045	5.59%	$36,513	4.00%	$	N/A	N/A%

As of December 31, 2007:
Total Capital to Risk Weighted Assets
The Buckhead Community Bank	$78,445	10.50%	$59,744	8.00%		$74,680	10.00%
Consolidated	$79,157	10.50%	$60,311	8.00%	$	N/A	N/A%

Tier I Capital to Risk Weighted Assets
The Buckhead Community Bank	$69,105	9.25%	$29,872	4.00%		$44,808	6.00%
Consolidated	$69,729	9.25%	$30,155	4.00%	$	N/A	N/A%

Tier I Capital to Average Assets
The Buckhead Community Bank	$69,105	10.62%	$26,016	4.00%		$32,520	5.00%
Consolidated	$69,729	10.53%	$26,479	4.00%	$	N/A	N/A%

Note 21 – Fair Value

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

The following table presents financial assets measured at fair value on a recurring basis:

(Dollars in thousands)	Assets/Liabilities Measured at Fair Value December 31, 2008	Fair Value Measurements at December 31, 2008, Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$104,015	$-	$104,015	$-

Assets Measured at Fair Value on a Non-recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During the twelve months ended December 31, 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $88.0 million as of December 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents financial assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period. Other intangible assets that were deemed impaired and written off to zero during the fourth quarter of 2008 are not included in the table below.

(Dollars in thousands)	Carrying Value as of December 31, 2008	Fair Value Measurements at December 31, 2008, Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowances as of December 31, 2008

Impaired loans	$88,000	$-	$-	$88,000	$(6,721)
Other real estate owned	29,549	-	-	29,549	(2,697)
Goodwill (1)	17,320	-	-	17,320	-

(1)	These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 142 and were impacted by a $15.4 million impairment charge recorded during the fourth quarter of 2008.

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Deposits

The carrying amount of demand deposits, savings deposits and variable rate certificates of deposit approximates their fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Short-term Borrowings

The carrying amount of federal funds purchased and repurchased agreements approximates fair value. The carrying amount of variable rate, short-term borrowings approximates their fair value. The fair value of fixed rate, short-term borrowings is estimated based on discounted contractual cash flows using interest rates currently being offered for borrowings of similar maturities.

Long-term Debt

The carrying amount of variable rate, long-term borrowings approximates their fair value. The fair value of fixed rate, long-term debt is estimated based on discounted contractual cash flows using interest rates currently being offered for borrowings of similar maturities.

Junior Subordinated Debt

The carrying amount of variable rate junior subordinated debt approximates its fair value.

Accrued Interest

The carrying amount of accrued interest approximates its fair value.

(Dollars in thousands)	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks, interest-bearing deposits in other banks, and federal funds sold	$29,854	$29,854	$44,849	$44,849
Securities available for sale	104,015	104,015	109,647	109,647
Restricted securities	3,408	3,408	1,761	1,761
Loans and loans held for sale, net	706,196	711,231	667,564	666,654
Accrued interest receivable	4,572	4,572	4,696	4,696

Financial liabilities:
Deposits	766,873	770,374	755,748	761,248
Short-term borrowings	55,035	55,195	19,570	19,570
Long-term debt	16,000	16,279	-	-
Junior subordinated debt	15,465	15,465	15,465	15,465
Accrued interest payable	2,930	2,930	3,885	3,885

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Note 22 – Parent Company Financial Information

The following information presents the condensed balance sheets, statements of income, and cash flows of Buckhead Community Bancorp, Inc.

BALANCE SHEETS - PARENT COMPANY ONLY

(Dollars in thousands)	As of December 31
	2008	2007

ASSETS
Cash and due from banks	$79	$3,341
Federal funds sold	428	8,808
Investment in subsidiary	67,241	103,849
Income taxes receivable	371	239
Other assets	558	5,237

Total assets	$68,677	$121,474

LIABILITIES
Other borrowings	-	3,000
Junior subordinated debt	15,465	15,465
Payable to Allied Bancshares, Inc. shareholders	-	13,375
Accrued expenses and other liabilities	154	162

Total liabilities	15,619	32,002

SHAREHOLDERS’ EQUITY
Special stock, no par value; 2,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01; 20,000,000 shares authorized; 6,314,213 and 6,315,813 shares issued and outstanding, respectively	63	63
Capital surplus	72,550	72,584
Retained earnings (deficit)	(19,155)	17,285
Accumulated other comprehensive loss	(307)	(279)
Deferred compensation	(93)	(181)

Total shareholders’ equity	53,058	89,472

Total liabilities and shareholders’ equity	$68,677	$121,474

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY

(Dollars in thousands)	For the Twelve Months Ended December 31
	2008	2007	2006

INCOME
Securities	$-	172	149
Federal funds sold and short-term investments	55	353	138
Dividends from The Buckhead Community Bank	800	-	-
Other dividends	26	35	29

Total income	881	560	316

EXPENSE
Junior subordinated debt	884	1,159	864
Other expense	180	35	48

Total expense	1,064	1,194	912

LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED (LOSS) INCOME OF SUBSIDIARY	(183)	(634)	(596)

INCOME TAX BENEFIT	371	239	225

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	188	(395)	(371)

EQUITY IN UNDISTRIBUTED (LOSS) INCOME OF SUBSIDIARY	(36,628)	4,423	5,633

NET (LOSS) INCOME	$(36,440)	$4,028	$5,262

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

(Dollars in thousands)	For the Twelve Months Ended December 31
	2008	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(36,440)	$4,028	$5,262
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in undistributed loss (income) of subsidiary	36,628	(4,423)	(5,633)
Stock-based compensation	-	-	8
Net other operating activities	(135)	3,461	58

Net cash provided by (used in) operating activities	53	3,066	(305)

INVESTING ACTIVITIES
Purchases of securities available for sale	-	-	(3,000)
Proceeds from calls and maturities of securities available for sale	-	3,000	-
Net (increase) in federal funds sold	8,380	(2,650)	(6,158)
Investment in subsidiary	-	(3,000)	(3,000)
Cash used for business combination	(13,375)	-	-

Net cash (used in) investing activities	(4,995)	(2,650)	(12,158)

FINANCING ACTIVITIES
Proceeds from junior subordinated debt	-	-	10,000
Proceeds from other borrowings	-	3,000	-
Repayment of other borrowings	(3,000)
Net proceeds from issuance of common stock	4,680	176	1,975
Stock issuance costs	-	(317)	-

Net cash (used in) provided by financing activities	1,680	2,859	11,975

(Decrease)/increase in cash and due from banks	(3,262)	3,275	(488)
Cash and due from banks at beginning of period	3,341	66	554

Cash and due from banks at end of period	$79	$3,341	$66

Non-cash impact of acquisition of Allied Bancshares, Inc.	$-	40,471	-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Exchange Act defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control - Integrated Framework”.

Based upon its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based upon those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

By resolution of the Board of Directors of the Company, the Board consists of eleven (11) directors. Directors are elected annually by the Company’s shareholders, and serve terms lasting one year and until their respective successors are duly elected and qualified. The information provided below shows, for each individual serving as a director of the Company as of December 31, 2008, (1) his name, (2) his age at December 31, 2008, (3) how long he has been a director of the Company, (4) his position(s) with the Company other than a director, if any, and (5) his principal occupation and business experience for the past five years. Except as otherwise indicated, each director has been engaged in his present principal occupation for more than five years. All directors of the Company are also directors of the Bank.

Hugh C. Aldredge (80), has served as a Director of the Company since 1996. Mr. Aldredge has over 55 years of experience in real estate development, management and finance. Since 1950, he has been the owner of Aldredge Properties, a real estate investment concern, and since 1967 he has been President and Chairman of Squire Inn, Inc., a hotel investment and management corporation. He received his B.B.A. degree in Marketing in 1949 from the University of Georgia. He has served on the Administrative Board of Northside United Methodist Church. He has been a member of the Board of Directors and past President of the Atlanta Country Club, is a past member of Wildcat Cliff Country Club in Highlands, North Carolina. He is a past member of the Sandy Springs Revitalization Committee and a member of “Friends of Sandy Springs.”

David B. Allman (54), was appointed to the Board in January 2004. Mr. Allman has been in the commercial real estate business since 1980 and is currently President and owner of Regent Partners. Prior to founding Regent Partners in 1988, and serving as its President since that time, he was with Allman & Company, a commercial real estate brokerage company which he founded; with Albritton Development Company, where he served as Southeast Region Marketing Director; and with Cushman & Wakefield of Georgia where he was Assistant Vice President and Leasing Agent. Mr. Allman graduated from Dartmouth College in 1976. He is currently Chairman of the Buckhead Community Improvement District, a member of the Executive Committee of the Buckhead Coalition, on the Board of Governors for the Georgia World Congress Center and FCS Urban Ministries, Chairman of HalfTime of Georgia and a member of the Young Presidents Organization. He is a member of Buckhead Community Church and a former member of Second Ponce de Leon Baptist Church, where he served as Chairman of the Board of Deacons.

Leo Benatar (78), has served as a Director of the Company since 1999. Mr. Benatar is currently a principal of Benatar and Associates and has been a Senior Partner and Associated Consultant with A.T. Kearney, Inc., a management consultant company, since 1996. He served as Chairman and CEO of Engraph, Inc. from 1981 until 1996, when he retired. Mr. Benatar was a member of the Atlanta Federal Reserve Bank from 1992 through 1995 and served as Chairman in 1994 and 1995. He received his B.I.E. degree in 1951 from The Georgia Institute of Technology and completed the Management Development Program at the Harvard Business School in 1970. Mr. Benatar also serves on the board of directors and is chairman of the compensation committee of Aaron Rents, Inc. He is a past President of the Standard Club and Director Emeritus of the Georgia Tech Foundation.

Marvin Cosgray (59), has served as a Director of the Company since 1997. Mr. Cosgray has served as the President and Chief Executive Officer of the Company since 1997 and the Bank since 1998. He graduated from the University of West Florida with a Bachelors degree in Business Management, and received a law degree in 1979 from Woodrow Wilson College of Law in Atlanta, Georgia. He has served as President and Chief Executive Officer of several community banks in the metro Atlanta area since 1985. Prior to that time he served in various management positions with Gwinnett Bank & Trust Company from 1971 until 1985. Mr. Cosgray has chaired and been a member of various committees of the Community Bankers Association of Georgia and the Georgia Bankers Association since 1971. He currently serves on the board of directors of both associations. He has also been active in civic, social and church activities throughout his career. He is the past President of the Buckhead Business Association, a member of the Rotary Club of Buckhead, and a Board member of the Buckhead Coalition, where he currently serves as treasurer. He served as Chairman of the Buckhead Action Committee for three years. He has been a director of the Alpharetta/North Fulton Rotary Club, a co-founder and a director of the Alpharetta Business Alliance, and served two terms as Chairman of the North Fulton District of the Boy Scouts of America. He has been a member of the Atlanta, North Fulton and Gwinnett County Chambers of Commerce. He is a member of Peachtree Road United Methodist Church. Mr. Cosgray serves on the Georgia advisory board of Nexity Bank.

Louis J. Douglass, III (64), has been associated with The Buckhead Community Bank since 2001 and served as a Director of The Buckhead Community Bank since May 2004. Presently, he is the President of The Alpharetta Community Bank Division. Mr. Douglass has 39 years of commercial, retail, and management banking experience. He graduated from RMC Montana with a Bachelors Degree in Economics, Business Administration and Psychology. He is a graduate of the Georgia State Management IV program and the Executive Management Program at Penn State. Mr. Douglass began his career at Citizens and Southern National Bank having served in various management positions over a 20 year period. The past 18 years he has been involved in community banking with Regions Bank and Commerce Bank as the past President/CEO. He has served as EVP of the Sandy Springs Community Bank from 2001 to 2003 and President of The Alpharetta Community Bank from January 2004 to the present. Mr. Douglass is the past President of the Northside Business Association, Past President of the North Dekalb Rotary Club, Past Chairman of the Gwinnett County Chamber of Commerce Membership Campaign, Past President and Treasurer of the Village Mill Neighborhood Association, a member of the Greater North Fulton Chamber of Commerce Executive Committee, a member of the Gwinnett Chamber of Commerce, a member of the Community Bankers Association and Georgia Bankers Association, and a Past Director at the Atlanta Athletic Club. Mr. Douglass has been involved in numerous civic, social, and church activities throughout his career. He is a member of the St. Luke’s Presbyterian Church.

Julian LeCraw, Sr. (78), has served as a Director of the Company since 1996. Mr. LeCraw has been the owner and principal of Julian LeCraw & Company, a real estate development and management firm, since 1955. He received his B.S. degree in Industrial Management in 1952 from The Georgia Institute of Technology and a L.L.B. degree in 1958 from the Woodrow Wilson College of Law. From 1983 to 1994, he served as a director of First National Bank of Cobb County and continued to serve following its acquisition by Barnett Bank in Atlanta, where he also served as a member of the Problem Loan Committee. He is a former Chairman of the Buckhead Coalition, President of Georgia Tech Foundation, Inc., a member of the Board of Trustees of The Westminster School in Atlanta, Georgia, and an elder of North Avenue Presbyterian Church.

R. Charles Loudermilk, Sr. (81), has served as a Director of the Company since 1996. Mr. Loudermilk is the Founder and Chairman of Aaron Rents, Inc., one of the leading furniture rental and sales companies in the United States. He received his B.S. degree in Commerce in 1950 from the University of North Carolina. From 1985 to 1994 he served as director and member of the Executive Committee of the Chattahoochee Bank. He is a founder and Chairman of The Buckhead Community Bank. Mr. Loudermilk is also the Founder and past Chairman of the Buckhead Coalition, a member of the Board of Directors of the Corporation for Olympic Development in Atlanta (CODA), a member of the Board of Visitors of the University of North Carolina and a member of the Rotary Club of Atlanta as well as the Atlanta Action Forum. He has served on the Piedmont Hospital Foundation Board and the Archbold Hospital Foundation in Thomasville, Georgia. He is former President of the National Rental Service Association, former Chairman of the Board of Directors of the Metropolitan Atlanta Rapid Transit Authority (MARTA), former Co-Chairman of Andrew Young’s Atlanta mayoral campaigns in 1981 and 1985 and former Treasurer of Guy Milner’s United States Senate campaign. He is Chairman of the Buckhead Club and a member of the Capital City Club, the Piedmont Driving Club, the Sea Island Club and the Ocean Forest Golf Club.

John D. Margeson (74), has served as a Director of the Company since 1998. Mr. Margeson served as President and owner of PBG from 1963 to 1980. PBG manufactured products for the public telephone industry in the United States. From 1980 to 1989, he was Chairman and owner of Forsyth International, which provided service and products to the public telephone industry worldwide. Forsyth International was sold in 1989. Mr. Margeson is currently the General Partner of Long Point Investors. He received his BS degree in 1956 from the Georgia Institute of Technology.

Larry P. Martindale (62), has served as a Director of the Company since 1996. He is a graduate of the University of Mississippi and a past member of the Foundation Board of the University of Mississippi. He is a member of Highlands Episcopal Church.

Mark C. Pope, III (83), has served as a Director of the Company since 1998. Mr. Pope has 56 years of experience in the printing business. He is the former Chairman and CEO of Graphic Industries, Inc., a NYSE company that he founded in 1970. He received his B.S. degree in Commerce in 1947 from the University of North Carolina. During World War II, he was a Lt.j.g. in the Navy and served 2 years on the USS Haggard DD555, a destroyer in the Pacific Theatre. He is a founding member of the Buckhead Coalition and a member of Peachtree Road United Methodist Church. He was a member of the founding group of the Dr. Mike Mescon Chair of Private Enterprises at Georgia State University. He is a member of the Capital City Club, Piedmont Driving Club and Peachtree Golf Club.

William T. Towles (80), has served as a Director of the Company since 1996. Mr. Towles is a retired builder, developer, manager and investor in apartments, shopping centers and other real estate. He received his B.S. degree in Architecture in 1950 from The Georgia Institute of Technology. He is a former member of the Advisory Board of Shepherd’s Spinal Center, a former Trustee of the Georgia Tech Alumni Association, a former Chairman of the Board of Trustees of St. James United Methodist Church, and a former member of the Randolph Macon Parents Council. He is a member of the Georgia Tech Athletic Hall of Fame and a former Director of the Peachtree Golf Club.

Executive Officers

Executive officers are appointed annually at the meetings of the board of directors of the Company, to serve until their successors are chosen and qualified. The following table sets forth for each executive officer of Buckhead Community as of December 31, 2008: (1) the person’s name; (2) his or her age at December 31, 2008; (3) the year he or she was first elected as an officer of Buckhead Community; and (4) his or her positions with Buckhead Community and recent business experience for the past five years.

Name (Age)	Officer Since	Business Experience and Position with Buckhead Community
Marvin Cosgray (59)	1997

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

Director of Buckhead Community and The Buckhead Community Bank. Former President and Chief Executive officer of Regions Bank; Executive Vice President of the Sandy Springs branch of The Buckhead Community Bank from 2001 through 2003, and President of the Alpharetta branch of The Buckhead Community Bank since 2004. Past President of the North DeKalb Rotary Club, past Director of the Atlanta Athletic Club.

Dawn Kinard (32)	2008

Chief Financial Officer of Buckhead Community and The Buckhead Community Bank since March 2008. Previously, Ms. Kinard served as Controller and Senior Vice President of the Bank since February 2006. Prior to her hire by the Bank, Ms. Kinard served as Assistant Vice President and Accounting Supervisor at The Coastal Bank in Savannah, Georgia.

Other than with respect to Mr. Martindale’s interests, there are not, and have not been during the last five years, any involvements by any directors or executive officers of the Company in legal proceedings relating to the Federal bankruptcy act, Federal commodities law violations, or securities law violations. Northlake Foods, a former franchisee of Waffle House, Inc. of which Mr. Martindale was the Chairman and CEO until he resigned in August of 2007, filed a Chapter 11 bankruptcy petition in United States Bankruptcy Court for the Middle District of Florida on September 15, 2008. Northlake’s Chapter 11 Plan was confirmed and approved by the court on January 28, 2009. None of the directors or executive officers of the Company are currently charged with or within the last five years have been convicted of any criminal violations of law (other than minor traffic violations). In addition, there are not, and have not been within the last five years, any orders, judgments or decrees enjoining or limiting any director from engaging in any type of business practice or activity.

There are no family relationships among the directors of the Company and the Bank, or any of them and any members of management.

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

The Company has a standing audit committee, which reviews independent audit reports to report the findings to the Board of Directors and recommends the independent auditors. The committee also reviews the audited financial statements and related notes with management and the independent accountants. The audit committee operates under a written charter adopted by the Board of Directors. William T. Towles serves as the chairman of this committee, and Leo Benatar and Larry Martindale are the other members of the audit committee. Each of these members meets the requirement for independence as defined by NASDAQ Rule 4200(a)(15). The Board has determined that Mr. Benatar meets the criteria specified under applicable SEC regulations for an “audit committee financial expert” and that all of the committee members are financially sophisticated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain officers of the Company, and persons who beneficially own more than 10% of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. To our knowledge, based solely on a review of the copies of these reports and certifications from our directors and officers, all of our directors, executive officers, and 10% beneficial owners of which we are aware complied with all applicable Section 16(a) filing requirements during 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by the Company and its subsidiaries to or on behalf of its Principal Executive Officer (“PEO”) and the two other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2008, and who earned over $100,000 in total compensation for 2008 (collectively, with the PEO, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Marvin Cosgray Chief Executive Officer (PEO)	2008	$225,000	-	34,008	-	-	-	$5,625(1)	$264,633
	2007	$225,000	-	28,628	-	-	-	$5,547(2)	$259,175
	2006	$200,000	-	9,377	-	-	-	$15,814(3)	$225,191

Dawn Kinard Chief Financial Officer	2008	$124,000	-		373(4)	-	-	$2,500(5)	$126,873

Louis J. Douglass, III Executive Vice President	2008	$180,000	-	12,504	1,121(4)	-	-	$3,871(6)	$197,496
	2007	$170,000	-	8,333	1,121(4)	-	-	$-	$179,454
	2006	$152,500	-	-	-	-	-	$-	$152,500

Andrew K. Walker (6) Regional President	2008	$200,000	150,000	-	-	-	-	$4,583(7)	$354,583

(1)	Mr. Cosgray’s other compensation consists of a 401(k) match totaling $5,625

(2)	Mr. Cosgray’s other compensation consists of a 401(k) match totaling $5,547

(3)	Mr. Cosgray’s other compensation consists of a 401(k) match totaling $4,900 and reimbursement for the depreciation of an automobile totaling $10,914

(4)	Option awards granted January 2007, were valued at $5.04 per share in accordance with SFAS No. 123R

(5)	Ms. Kinard’s other compensation consists of a car allowance of $2,500

(6)	Mr. Douglass’ other compensation consists of a car allowance of $3,871

(6)

Mr. Walker was hired by the Company in connection with the completion of the acquisition of Allied Bancshares, Inc. on December 4, 2008. Mr. Walker resigned his position with the Company effective November 25, 2008. but received his entire yearly salary for 2008 under the terms of his employment contract.

(7)	Mr. Walker’s other compensation consists of a 401(k) match totaling $4,583

Employment Agreements and Understandings

Buckhead Community currently has employment agreements with Mr. Cosgray and Mr. Douglass. These agreements provide for the payment of a base salary to each executive, and provide for participation in all company benefit programs including, but not limited to, health, accident, life, and long-term disability insurance, as well as participation in Buckhead Community’s 401(k) plan. These employment agreements also provide for payments to Messrs. Cosgray and Douglass in the event their respective employments are terminated under certain circumstances, as described in greater detail, below. The Bank currently has a Change in Control Agreement with Dawn Kinard that provides for payments to Ms. Kinard in the event that her employment is terminated under certain circumstances, as described in greater detail below.

Marvin Cosgray. If Mr. Cosgray’s employment is terminated for reasons other than death, disability, for cause, and resignation, Buckhead Community shall pay Mr. Cosgray his base salary for a period of 12 months after the date of termination in equal monthly installments. As of December 31, 2008, Mr. Cosgray’s base annual salary was $225,000. Such payments are conditioned upon Mr. Cosgray providing his best efforts, in good faith, in assisting Buckhead Community in locating his replacement, in assisting his replacement with the transition caused by the termination of his employment, and such other reasonable assistance as such replacement may request. If Mr. Cosgray is terminated for any reason, Buckhead Community will repurchase his stock ownership at a price at least equal to the price that Mr. Cosgray paid for the stock. If Mr. Cosgray’s agreement is terminated for cause, he is entitled to receive only unpaid and accrued salary through the date of termination, and Buckhead Community will repurchase his equity interest, including stock options, for a price equal to his initial basis in such shares.

In conjunction with a company-wide salary reduction, due to the efforts of the Company to cut expenses, Mr. Cosgray’s salary was reduced to $213,750, beginning March 1, 2009.

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

Louis J. Douglass, III. Mr. Douglass’ contract is effective for the three years from 2004 through 2007 and will automatically renew unless either party notifies the other 30 days in advance. If employment is terminated for reasons other than death, disability, for cause, or through voluntary termination by Mr. Douglass or Mr. Douglass’ reaching of normal retirement age, Mr. Douglass is entitled to severance compensation equal to his then current annual salary, payable in a lump sum or in 12 equal monthly installments, at Mr. Douglass’ discretion. Mr. Douglass’ base annual salary is subject to review on July 1 of each year, and was increased on July 1, 2007, to $180,000, where it remained at December 31, 2008. In addition, in the event of termination for reasons other than those listed above, all stock options held by Mr. Douglass shall become fully vested. The Buckhead Community Bank will continue to pay for Mr. Douglass’ life insurance, disability, medical, dental, and other benefits for a period not to exceed 90 days. If a Change in Control were to occur, Mr. Douglass’ contract allows him to terminate his employment within 90 days of the Change In Control or annually upon the anniversary date of the contract and receive the same termination severance benefits that have been previously described.

In conjunction with a company-wide salary reduction, due to the efforts of the Company to cut expenses, Mr. Douglass’ salary was reduced to $171,000, beginning March 1, 2009.

Dawn Kinard. Ms. Kinard’s Change in Control Agreement with the Bank provides that she receive twelve months’ salary plus benefits in the event that she is terminated or her position eliminated following a Change in Control. Ms. Kinard is otherwise employed at-will. Her salary is subject to periodic review, with the last review on March 1, 2009, resulting in the decrease of her salary from $124,000 to 117,800. This was done in conjunction with a company-wide salary reduction, due to the efforts of the Company to cut expenses.

Outstanding Equity Awards at 2008 Fiscal Year End Tables

The following tables set forth information at December 31, 2008, concerning outstanding option and stock awards previously granted to the Named Executive Officers.

Option and Warrant Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Marvin Cosgray	6,300	-	-	$2.96	6/22/2009
	3,746	-	-	$3.73	1/2/2012
	2,063	-	-	$4.85	1/1/2013
	720	-	-	$6.94	4/23/2013
	720	-	-	$6.94	2/1/2014
	12,146	-	-	$5.72	1/3/2015
	682	-	-	$7.33	10/3/2015
	6,054	-	-	$12.50	11/30/2015

Total Stock Options	32,431	-	-

Dawn Kinard (1)	74	148	-	$22.50	1/2/2017

Louis J. Douglass, III (1)	1,282	-	-	$3.92	12/15/2012
	1,529	-	-	$4.91	12/15/2013
	1,807	-	-	$5.53	12/15/2014
	1,200	-	-	$12.50	11/30/2015
	222	445	-	$22.50	1/2/2017

	6,040	445	-

(1)

Mr. Douglass and Ms. Kinard received awards of options to purchase 667 and 222 shares of common stock in the first quarter of 2007. These options are subject to a three-year vesting schedule, with 33.3% of the award vesting on each anniversary of the grant date for the three years subsequent to the grant date, i.e. on January 2, 2008, 2009 and 2010. As of December 31, 2008, 222 of Mr. Douglass’ options had vested and 74 of Ms. Kinard’s options had vested.

Stock Awards

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Marvin Cosgray (1)	4,366	109,150	-	-

			-	-

Louis J. Douglass, III (2)	1,500	37,500	-	-

(1)

In 2006, Mr. Cosgray was given an award of 3,000 shares of Buckhead Community restricted stock. These 3,000 shares are subject to a 4-year vesting schedule, with 25% of the award vesting on each anniversary of the grant for the four years subsequent to the grant date, i.e. on April 25, 2007, had vested. In 2007, Mr. Cosgray received a restricted stock award of 3,822 shares, subject to substantially similar terms and conditions as his 2006 restricted stock award and also subject to a 4-year vesting schedule. As of December 31, 2007, none of these shares had vested. Should Mr. Cosgray’s employment be terminated for reasons other than death, disability, retirement after reaching age 65, or pursuant to a change-in-control, all unvested restricted stock will be forfeited. If Mr. Cosgray is terminated for any of the forgoing reasons, the then-unvested portion of Mr. Cosgray’s restricted stock will fully vest.

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

(3)

There is no public market for our common stock, and as such, the market value of our common stock cannot be calculated. For purposes of this table, we used an implied market value of $25 per share, because that is the price at which the most recent trades of which management is aware and has knowledge of the pricing of, took place. These trades took place in February of 2008 and were related to our acquisition of Allied Bancshares. Since that time, the Banking industry has experienced significant declines in market value, and our Company specifically has incurred significant operating losses. As of December 31, 2008, our book value per share was $8.40

Director Compensation

Neither the Company nor the Bank compensates its directors for their services in their capacities as directors. Directors of the Company who are not also employees of the Bank are not compensated for their service to the Company, and directors of the Company who are also employees are compensated only in their capacity as employees.

Board Meetings and Committees

The Board of Directors of Buckhead held 13 meetings during 2008. All incumbent directors other than Mr. Pope attended at least 75% of the total number of meetings of the Board of Directors and the Board committees on which they served.

Buckhead does not have a formal policy regarding its board members’ attendance at the Annual Meeting of Shareholders; however, board members are encouraged to attend any and all shareholder meetings. All but one of the directors attended the 2008 Annual Meeting of Shareholders.

Nominations. Buckhead’s Board of Directors has not created a standing nominating committee for director nominees and has not adopted a nominating committee charter. Rather, the full Board of Directors participates in the consideration of director nominees. Because of its current size, Buckhead believes a standing nominating committee for director nominees is not necessary.

Buckhead has not adopted a formal policy or process for identifying or evaluating nominees, but informally solicits and considers recommendations from a variety of sources, including other directors, members of the community, customers and shareholders of Buckhead, and professionals in the financial services and other industries. Similarly, the Board does not prescribe any specific qualifications or skills that a nominee must possess, although it considers the potential nominee’s business experience; knowledge of Buckhead and the financial services industry; experience in serving as a director of Buckhead or another financial institution or public company generally; wisdom, integrity and analytical ability; familiarity with and participation in the communities served by Buckhead; commitment to and availability for service as a director; and any other factors the Board deems relevant. Recommendations for individuals to serve on Buckhead’s board may be submitted to Buckhead Community Bancorp, Inc., 415 East Paces Ferry Road, N.E., Atlanta, Georgia, 30305, Attention: Marvin Cosgray.

Audit Committee. The Company and the Bank have a joint Audit Committee comprised of William T. Towles (Chairman), Leo Benatar and Larry Martindale. The Audit Committee met five times in 2008. Each of its members meets the requirements of an independent director, as defined by Nasdaq Rule 4200(a)(15). The Board of Directors has determined that Mr. Benatar meets the criteria specified under applicable SEC regulations for an “audit committee financial expert,” and that all Audit Committee members are financially sophisticated. The Board of Directors has adopted a written charter for the Audit Committee, which is annually reviewed.

The primary function of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities by:

•	Providing open avenues of communication between the Board of Directors and the independent public accountants used by Buckhead;
•	Engaging the accounting or other firms selected to perform the internal audit program as well as external audit functions for Buckhead;
•	Reviewing the results of the audit procedures being performed;
•	Monitoring the adequacy of the audit program;
•	Coordinating the information and reports presented to the Board; and
•	Approving all filings with the Securities and Exchange Commission prior to submission; and
•	Enforcing Buckhead’s Whistleblower Policy.

The Audit Committee has the responsibility of reviewing both internal and external audit processes; in so doing the Audit Committee reviews financial statements, evaluates internal accounting controls, reviews reports of Buckhead’s internal and external auditors and regulatory authorities and determines whether all audits and examinations required by law are performed.

Compensation. The respective Boards of Directors of the Company and the Bank have created a joint standing Compensation Committee to evaluate and set the compensation policies of each of the Company and the Bank, but have not adopted a written charter for this committee. As a matter of practice, the Compensation Committee is comprised of independent directors, has the authority to determine the compensation of the executive officers and employees of the Company and the Bank, and administers Buckhead’s benefit and incentive plans. Leo Benatar serves as the chairman of the Compensation Committee.

The Compensation Committee bases its decisions regarding executive compensation on a survey of compensation levels at publicly held bank holding companies headquartered in the State of Georgia, particularly those of similar asset size and level of profitability. Information is obtained from proxy statement disclosures for these companies, including information related to salary, bonus and stock option awards. Since only independent directors, it has the authority to consult with and engage third parties to provide advice concerning compensation of its executives. While the Compensation Committee may receive input from the executive officers of the Company, the Compensation Committee is not bound to follow their recommendation.

In 2008, no officer, employee, or former officer of Buckhead served as a member of the Compensation Committee. During 2008, no executive officer of Buckhead served as a director or member of the compensation committee (or group performing equivalent functions) of any other entity of which any of Buckhead’s independent directors served as an executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership, as of March 25, 2009, of shares of Buckhead Community common stock by (i) each person known by Buckhead Community to be the beneficial owner of more than 5% of Buckhead Community’s issued and outstanding common stock, (ii) each of Buckhead Community’s directors and executive officers and (iii) all directors and executive officers as a group. Except as noted below, Buckhead Community believes that each person listed below has sole investment and voting power with respect to the shares included in the table.

Name	Age	Position With the Company and the Bank	Amount and Nature of Beneficial Ownership- Common Stock	Additional Shares Underlying Options or Warrants Exercisable within 60 days	Percentage of Shares Outstanding (1)

Hugh C. Aldredge	80	Director	345,442	23,821	5.83%

David B. Allman	54	Director	33,582	1,486	0.56%

Leo Benatar (2)	78	Director	41,553	15,955	0.91%

Marvin Cosgray	59	Director, President and Chief Executive Officer	122,538	40,881	2.57%

Louis J. Douglass, III	64	Director, Regional Bank President	9,521	6,040	0.25%

Julian LeCraw, Sr.	78	Director	163,657	11,286	2.77%

R. Charles Loudermilk, Sr.	81	Director	709,141	48,904	11.91%

John D. Margeson	74	Director	331,650	22,042	5.58%

Larry P. Martindale	62	Director	423,755	29,223	7.14%

Mark C. Pope, III	83	Director	337,373	23,266	5.69%

William T. Towles	80	Director	226,962	15,652	3.83%

Dawn Kinard	32	Executive Vice President and Chief Financial Officer	100	74	*

All directors and executive officers as a group (12 persons)			2,745,274	238,630	45.54%

*	Indicates less than 0.01%

(1)

The percentage of our common stock beneficially owned was calculated based on 6,314,213 shares of common stock issued and outstanding as of March 25, 2009. Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Securities Exchange Act.

(2)	2,852 of Mr. Benatar’s shares are pledged

The table below sets forth information regarding options, warrants and rights issued under, and shares reserved for issuance pursuant to, the Company’s equity compensation plans as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders (1)	127,515	$8.11	1,600,000(2)

Equity compensation plans not approved by security holders	-	-	-

Total	127,515	$8.11	1,600,000(2)

(1)

Represents options, warrants and rights issued pursuant to the Buckhead Community Bancorp, Inc. Stock Incentive Plan, as amended, which was approved by shareholders in 1999 and expires on June 22, 2009. At the Company’s 2007 annual meeting, its shareholders voted to increase the shares available for issuance pursuant to the 1999 Stock Incentive Plan by 800,000 shares. At the Company’s 2008 annual meeting, shareholders voted to adopt the Buckhead Community Bancorp, Inc. 2008 Long-Term Incentive Plan to replace the 1999 Stock Incentive Plan in anticipation of the latter’s expiration. The number of shares of the Company’s common stock reserved for issuance pursuant to awards granted under the 2008 Long-Term Incentive Plan is 800,000. Also includes 116,760 shares underlying options previously issued by Allied Bancshares, Inc. pursuant to its 2004 Stock Option Plan. As a result of the acquisition of Allied, effective December 4, 2007, the Company assumed the administration of all outstanding Allied options, subject to adjustment of the number of options and exercise price of each option in accordance with the terms of the Agreement and Plan of Reorganization by and among the Company, the Bank, Allied and FNB Forsyth.

(2)

Represents 800,000 shares reserved for issuance pursuant to the 1999 Stock Incentive Plan and 800,000 shares reserved for issuance pursuant to the 2008 Long-Term Incentive Plan, the former of which expires on June 22, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

For the purposes of the policy, a “related party transaction” is a transaction in which Buckhead Community of The Buckhead Community Bank participates and in which any related party has a direct or indirect material interest, other than transactions available to all employees or customers generally.

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

The Company currently leases its main office location from Long Point Investors, an entity controlled by Mr. Margeson. This location is leased under three operating lease agreements, two with terms of 10 years and the third with a term of 95 months. All lease terms run concurrently, and are set to expire on the same date. The Company pays monthly rent under the agreements calculated by multiplying the square footage of the space by a base rental factor, which increases by 3% annually. Total rent payments under these lease agreements for the year ended December 31, 2008, equaled approximately $438,000. The Company considers the lease agreements, when viewed together, to be on terms comparable to those that could be obtained in arms’-length dealings with an unrelated third party. The lease agreements were entered into pursuant to the Company’s related party transaction policy following approval by the disinterested members of the board of directors. The lease arrangement is reviewed periodically by the Company’s audit committee to determine if, under all of the circumstances, the lease arrangement remains in the best interests of the Company.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period covering the fiscal years ended December 31, 2008 and 2007, Mauldin and Jenkins, LLC performed the following professional services:

(Dollars in thousands)	2008	2007

Audit fees [1]	$176,922	$210,407
Audit-related fees [2]	665	12,193
Tax fees [3]	15,025	13,581
All other fees [4]	9,365	9,297

	$201,977	$245,478

1

For 2008, audit fees consisted of fees for the audit of the Company’s financial statements ($152,922), review of financial statements included in the Company’s quarterly reports with the SEC ($24,000). For 2007, audit fees consisted of fees for the audit of the Company’s financial statements ($164,003), review of financial statements included in the Company’s quarterly reports with the SEC ($7,000) and the review of SEC registration documents ($39,404).

2	Audit related fees include consulations on financial accounting and reporting matters and due diligence procedures related to mergers and acquisitions

3	Tax fees consist of tax return preparation services for Federal and State authorities and tax reporting matters

4	All other fees include the annual independent review of the Company’s compliance with Bank Secrecy Act regulations.

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

The services provided by Mauldin & Jenkins are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures of the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2008, the audit committee pre-approved 100% of the services for which fees were incurred.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of Buckhead Community Bancorp, Inc. (1)

3.2	Articles of Amendment to the Articles of Incorporation of Buckhead Community Bancorp, Inc. (2)

3.3	Amended and Restated Bylaws of Buckhead Community Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of Buckhead Community Bancorp, Inc.(3)

4.2	Form of Series A Preferred Stock Certificate of Buckhead Community Bancorp, Inc. (2)

4.3	Indenture dated August 11, 2004 between Buckhead Community Bancorp, Inc. and U.S. Bank, National Association. (1)

4.4	Indenture dated May 24, 2006 between Buckhead Community Bancorp, Inc. and Wells Fargo Bank, National Association. (1)

10.1*	Buckhead Community Bancorp, Inc. 1999 Stock Incentive Plan, as Amended. (1)

10.2*	Form of Option Award for Buckhead Community Bancorp, Inc. 1999 Stock Incentive Plan. (1)

10.3*	Form of Buckhead Community Bancorp, Inc. Restricted Stock Agreement. (1)

10.4*	Buckhead Community Bancorp, Inc. 2008 Long-Term Incentive Plan.(4)

10.5*	Executive Employment Agreement dated January 1, 2004, between Buckhead Community Bancorp, Inc. and Marvin Cosgray. (1)

10.6*	Executive Employment Agreement dated January 31, 2004, between Buckhead Community Bancorp, Inc. and Louis Douglass. (1)

10.7*	Executive Employment Agreement dated December 1, 2007, between Buckhead Community Bancorp, Inc. and Andrew K. Walker. (5)

10.8*	Change of Control Agreement dated March 1, 2008, between Buckhead Community Bancorp, Inc. and Dawn Kinard. (6)

10.9*	Allied Bancshares, Inc. 2004 Stock Option Plan (7)

10.10*	First Amendment to Allied Bancshares, Inc. 2004 Stock Option Plan.(8)

10.11*	Allied Bancshares, Inc. Form of Option Agreement (7)

21.1	Subsidiaries of Buckhead Community Bancorp, Inc.

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer pursuant to Rule 15D-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 15D-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K
(1)	Incorporated by reference to Buckhead Community Bancorp, Inc.’s Registration Statement on Form S-4, as filed with the SEC on June 28, 2007; File No. 333-144138.
(2)	Incorporated by reference to Buckhead Community Bancorp, Inc.’s Current Report on Form 8-K, as filed with the SEC on December 12, 2008; File No. 000-53197.
(3)	Incorporated by reference to the Amendment No. 1 to Buckhead Community Bancorp, Inc.’s Registration Statement on Form S-4/A, as filed with the SEC on September 14, 2007; File No. 333-144138.
(4)	Incorporated by reference to Buckhead Community Bancorp, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2008; File No. 000-53197.
(5)	Incorporated by reference to Buckhead Community Bancorp, Inc.’s Current Report on Form 8-K, as filed with the SEC on December 7, 2007; File No. 333-144138.
(6)	Incorporated by reference to Buckhead Community Bancorp, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 14, 2008; File No. 333-144138.
(7)	Incorporated by reference to Allied Bancshares, Inc. Quarterly Report on Form 10-QSB, as filed with the SEC on August 13, 2004; File No. 333-109462.
(8)	Incorporated by reference to Buckhead Community Bancorp, Inc.’s Annual Report Form 10-K, as filed with the SEC on March 28, 2008; File No. 333-144138.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKHEAD COMMUNITY BANCORP, INC.

By:	/s/ Marvin Cosgray

Marvin Cosgray

President and Chief Executive Officer

Date:	March 30, 2009

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

Signature	Title	Date

/s/ Marvin Cosgray	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2009
Marvin Cosgray

/s/ Dawn Kinard	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2009
Dawn Kinard

Signature	Title	Date

/s/ R. Charles Loudermilk, Sr.	Chairman	March 24, 2009

R. Charles Loudermilk, Sr.

/s/ Hugh C. Aldredge	Director	March 24, 2009

Hugh C. Aldredge

/s/ David B. Allman	Director	March 24, 2009

David B. Allman

/s/ Leo Benatar	Director	March 24, 2009

Leo Benatar

/s/ Louis J. Douglass, III	Director, Regional President	March 24, 2009

Louis J. Douglass, III

/s/ Julian LeCraw, Sr.	Director	March 24, 2009

Julian LeCraw, Sr.

/s/ John D. Margeson	Director	March 24, 2009

John D. Margeson

/s/ Larry P. Martindale	Director	March 24, 2009

Larry P. Martindale

Director

Mark C. Pope, III

/s/ William T. Towles	Director	March 24, 2009

William T. Towles