Form 10-Q
period 2009-03-31
BUCKHEAD COMMUNITY BANCORP INC
filed 2009-05-15
CIK 1026304

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2009: Common Stock, $0.01 par value 6,314,213 shares outstanding.

BUCKHEAD COMMUNITY BANCORP, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31 2009	December 31 2008	March 31 2008
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$23,570	$5,042	$8,511
Interest-bearing deposits in other banks	313	1,138	317
Federal funds sold	75,086	23,674	32,774

Securities available for sale, at fair value	112,255	104,015	146,496
Restricted equity securities, at cost	3,276	3,408	2,508

Total investment securities	115,531	107,423	149,004
Loans held for sale	3,500	5,349	3,406
Loans, net of unearned income	696,592	712,961	689,922
Allowance for loan losses	(14,765)	(12,114)	(11,167)

Net loans	681,827	700,847	678,755

Bank premises and equipment	10,044	10,286	10,809
Accrued interest receivable	4,101	4,572	4,696
Goodwill	17,320	17,320	32,660
Other intangible assets	—	—	2,297
Other real estate owned	36,656	29,549	14,051
Other assets	5,877	4,757	7,202

Total assets	$973,825	$909,957	$944,482

LIABILITIES
Noninterest-bearing demand deposits	$41,453	$36,605	$77,346
Interest-bearing deposits	816,868	730,268	713,052

Total deposits	858,321	766,873	790,398

Short-term borrowings	34,549	55,035	25,159
Long-term debt	16,000	16,000	19,000
Junior subordinated debt	15,465	15,465	15,465
Accrued interest payable	2,918	2,930	3,760
Accrued expenses and other liabilities	642	596	1,470

Total liabilities	927,895	856,899	855,252

SHAREHOLDERS’ EQUITY
Special stock, no par value; 2,000,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01; 20,000,000 shares authorized; 6,314,213, 6,314,213 and 6,313,813 shares issued and outstanding, respectively	63	63	63
Capital surplus	72,552	72,550	72,536
Retained earnings (deficit)	(25,728)	(19,155)	16,366
Accumulated other comprehensive income (loss)	(875)	(307)	393
Deferred compensation	(82)	(93)	(128)

Total shareholders’ equity	45,930	53,058	89,230

Total liabilities and shareholders’ equity	$973,825	$909,957	$944,482

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
(Dollars in thousands, except share and per share data)(Unaudited)	2009	2008
INTEREST INCOME
Loans, including fees	$8,172	$12,673
Securities:
Taxable	824	1,048
Tax-exempt	57	235
Federal funds sold and short-term investments	13	284
Dividends	(14)	30

Total interest income	9,052	14,270

INTEREST EXPENSE
Deposits	6,577	8,246
Short-term borrowings	184	207
Junior subordinated debt	135	250
Long-term debt	150	28

Total interest expense	7,046	8,731

NET INTEREST INCOME	2,006	5,539
Provision for loan losses	5,064	2,122

NET INTEREST INCOME/(LOSS) AFTER PROVISION FOR LOAN LOSSES	(3,058)	3,417

NONINTEREST INCOME
Gain (loss) on sale of loans held for sale	41	(34)
Gain/(loss) on securities available for sale, net	830	1
Other noninterest income	150	248

Total noninterest income	1,021	215

NONINTEREST EXPENSE
Salaries and employee benefits	1,921	2,899
Occupancy expenses	592	583
Advertising and marketing	93	156
Legal and other professional services	388	228
Provision for OREO losses	301	248
Other operating expenses	1,241	1,105

Total noninterest expense	4,536	5,219

LOSS BEFORE INCOME TAXES	(6,573)	(1,587)
Income tax benefit	—	(668)

NET LOSS	$(6,573)	$(919)

LOSS PER SHARE
Basic	$(1.04)	$(0.15)
Diluted [1]	$(1.04)	$(0.15)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	6,317,091	6,305,751
Diluted	6,398,487	6,421,209

CASH DIVIDENDS PER SHARE	$—	$—

1	Calculated using average basic common shares for the three months ended March 31, 2009 and 2008

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2009	2008
Net loss	$(6,573)	$(919)

Other comprehensive income (loss):
Unrealized holding gains arising during period on securities available for sale, net of tax of $0, and $351, respectively	262	673

Reclassification adjustment for gains realized in net loss	(830)	(1)

Other comprehensive income (loss)	(568)	672

Comprehensive loss	$(7,141)	$(247)

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
				Retained	Other		Total
	Common Stock		Capital	Earnings	Comprehensive	Deferred	Shareholders’
(Dollars in thousands, except share data)	Shares	Par Value	Surplus	(Deficit)	Income (Loss)	Compensation	Equity
Balance, December 31, 2007	6,315,813	$63	$72,584	$17,285	$(279)	$(181)	89,472
Net loss	—	—	—	(919)	—	—	(919)
Restricted stock forfeiture	(2,000)	—	(50)	—	—	50	—
Stock-based compensation	—	—	2	—	—	3	5
Other comprehensive income (loss)	—	—	—	—	672	—	672

Balance, March 31, 2008 (Unaudited)	6,313,813	$63	$72,536	$16,366	$393	$(128)	$89,230

Balance, December 31, 2008	6,314,213	$63	$72,550	$(19,155)	$(307)	$(93)	53,058
Net loss	—	—	—	(6,573)	—	—	(6,573)
Stock-based compensation	—	—	2	—	—	11	13
Other comprehensive income (loss)	—	—	—	—	(568)	—	(568)

Balance, March 31, 2009 (Unaudited)	6,314,213	$63	$72,552	$(25,728)	$(875)	$(82)	$45,930

The accompanying notes are an integral part of these financial statements.

BUCKHEAD COMMUNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2009	2008
OPERATING ACTIVITIES
Net loss	$(6,573)	$(919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	253	266
Amortization of intangible assets	—	70
Provision for loan losses	5,064	2,122
Provision for OREO losses	301	248
Net gains on securities	(830)	(1)
Net (gains) losses on sales of loans	(41)	34
Losses on sales of other real estate	39	2
Stock-based compensation	13	5
Decrease (increase) in loans held for sale	1,890	(2,208)
Decrease in interest receivable	471	—
Decrease in interest payable	(12)	(125)
Net other operating activities	(1,280)	(1,329)

Net cash used in operating activities	(705)	(1,835)

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in banks	825	1,947
Purchases of securities available for sale	(97,397)	(53,060)
Proceeds from sales of securities available for sale	84,491	—
Proceeds from calls and maturities of securities available for sale	4,823	17,214
Net redemptions (purchases) of restricted equity securities	132	(747)
Net increase in federal funds sold	(51,412)	(9,346)
Net decrease (increase) in loans	4,026	(19,691)
Proceeds from sales of other real estate	2,781	4,431
Net purchases of bank premises and equipment	2	(98)
Cash used for business combination	—	(13,375)

Net cash used in investing activities	(51,729)	(72,725)

FINANCING ACTIVITIES
Net increase in deposits	91,448	34,650
Net change in short-term borrowings	(20,486)	5,589
Net proceeds from long-term debt	—	19,000
Net proceeds from issuance of common stock	—	4,675

Net cash provided by financing activities	70,962	63,914

Change in cash and due from banks	18,528	(10,646)
Cash and due from banks at beginning of period	5,042	19,157

Cash and due from banks at end of period	$23,570	$8,511

Supplemental Disclosures:
Cash paid during the period for:
Interest	$7,058	$8,856
Income taxes	$—	$—

Non-cash investing activities:
Transfer of loans to other real estate owned	$9,930	$5,146

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Loss Per Share

The following table reflects the reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three months ended March 31, 2009 and 2008. There is no dilution from dilutive securities due to the antidilutive effect of the net loss for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31
(Amounts in thousands, except per share data)(Unaudited)	2009	2008
Basic
Net loss available to common shareholders	(6,573)	(919)

Average basic common shares	6,317	6,306

Loss per average common share - basic	$(1.04)	$(0.15)

Diluted
Net loss available to common shareholders	$(6,573)	$(919)

Average basic common shares	6,317	6,306
Effect of dilutive securities:
Stock options and restricted stock	81	115

Average diluted common shares	6,398	6,421

Loss per average common share - diluted [1]	$(1.04)	$(0.15)

1	Calculated using average basic common shares for the three months ended March 31, 2009 and 2008

Note 3 – Fair Value

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

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP reaffirmed SFAS No. 157’s statement that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. It emphasizes the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. We did not elect to early adopt this FSP, and are evaluating its impact on our financial position and results of operations.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 29-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP increased the frequency of disclosures related to financial instruments that are not currently reflected on the balance sheet at fair value. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. We did not elect to early adopt this FSP, and do not expect it to have a material impact on our financial position or results of operations.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP requires an entity to assess whether it intends to sell a security or is more likely than not to be required to sell a security prior to recovery when determining other-than-temporary impairment. For debt securities, this guidance separates impairment into a component related to credit loss, (which is recognized in earnings) and a component related to other factors, (which is recognized in other comprehensive income). This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. We did not elect to early adopt this FSP, and are evaluating its impact on our financial position and results of operations.

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

Loans held for sale

Loans held for sale are those loans the Company has the intent to sell in the foreseeable future and they are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are offering for loans with similar characteristics, therefore the Company classifies those assets as Level 2.

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table presents financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2009, Using
(Dollars in thousands)(Unaudited)	Assets/Liabilities Measured at Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$112,255	$—	$112,255	$—
Loans held for sale	$3,500	$—	$3,500	$—

		Fair Value Measurements at March 31, 2008, Using
(Dollars in thousands)(Unaudited)	Assets/Liabilities Measured at Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$146,496	$—	$146,496	$—
Loans held for sale	$5,349	$—	$5,349	$—

Assets Measured at Fair Value on a Non-recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During the first three months of 2009, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $105.9 million as of March 31, 2009. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

Buckhead Community Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at March 31, 2009, Using
(Dollars in thousands)(Unaudited)	Carrying Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowances as of March 31, 2009
Impaired loans	$105,915	$—	$—	$105,915	$(9,105)
Other real estate owned	36,656	—	—	36,656	(1,907)

		Fair Value Measurements at March 31, 2008, Using
(Dollars in thousands)(Unaudited)	Carrying Value as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowances as of March 31, 2008
Impaired loans	$18,719	$—	$—	$18,719	$(3,150)
Other real estate owned	14,051	—	—	14,051	(495)

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

Executive Summary

During the first quarter of 2009, our financial performance was under continued pressure, and we recorded a net loss of $6.6 million. Interest reversals on non-performing loans and related provisions to valuation allowances continued to have a negative impact on earnings. However, management’s efforts to improve our liquidity position were successful during the first quarter of 2009. Total deposits increased approximately $91.4 million, or 11.9% from December 31, 2008. In addition, management continues to evaluate and consider various strategic alternatives to improve our capital position.

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

Management’s periodic evaluation of the adequacy of the allowance also considers non-impaired loans and takes into consideration our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future our regulators or the economic environment will not require further increases in the allowance.

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

Fair values of reporting units were estimated using discounted cash flow models derived from internal earnings forecasts. The key assumptions used to estimate the fair value of each reporting unit included earnings forecasts for 5 years, terminal values based on future growth rates and discount interest rates. Changes in market interest rates, depending on the magnitude and duration, could impact the discount interest rates used in the impairment analysis. Generally, and with all other assumptions remaining the same, increasing the discount interest rate used in the analysis would tend to lower the fair value estimates, while lowering the discount interest rate would tend to increase the fair value estimates. The Company performed its goodwill impairment analysis according to the aforementioned method as of September 30, 2008. This analysis indicated that no goodwill impairment was present; therefore no impairment loss was recognized. Due to the decline in market valuations for financial institutions and increased levels of nonperforming assets and reserves, during the fourth quarter of 2008, an interim impairment test was performed by an outside party as of December 31, 2008. As a result of the interim impairment test, the Company recorded a $15.3 million goodwill impairment loss in the fourth quarter of 2008, reducing the balance of goodwill to the implied fair value from the second step of the impairment test. In addition, we recorded an impairment charge of $2.1 million during the fourth quarter of 2008, related to our core deposit intangible assets. No events have occurred since December 31, 2008 that would indicate the need for an updated impairment analysis.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets and liabilities, including, but not limited to, investment securities, impaired loans, other real estate owned (“OREO”), and other intangible assets. Investment securities are recorded at fair value while impaired loans, other real estate owned, and other intangible assets are recorded at either cost or fair value, whichever is lower.

Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of impaired loans and other real estate owned are typically determined based on third-party appraisals less estimated costs to sell. At the time of foreclosure, it is our policy to obtain current appraisals from a list of approved appraisers to assist in the valuation of OREO. We reassess the value of OREO properties at least every 60 days with any updated information obtained by management, and establish reserves when deemed appropriate. Other intangible assets are periodically evaluated to determine if any impairment might exist. The estimation of fair value and subsequent changes of fair value of investment securities, impaired loans, other real estate owned, and other intangible assets can have a significant impact on the value of the Company, as well as have an impact on the recorded values and subsequently results of operations.

Income taxes

The determination of our overall income tax provision is complex and requires careful analysis. As part of the overall business strategy, we may enter into business transactions that require management to consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management continually monitors tax developments as they affect our overall tax position. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. If management believes that it is more-likely-than-not that all net deferred tax assets will not be realized, a valuation allowance is established against such assets. As of March 31, 2009 and December 31, 2008, the Company carried a valuation allowance related to its deferred tax assets.

Balance Sheet Review

At March 31, 2009, we had total assets of $973.8 million compared to $910.0 million as of December 31, 2008. The increase in assets was primarily attributable to a $69.9 million increase in cash and due from banks and federal funds sold. Total liabilities at March 31, 2009 increased to $927.9 million from $856.9 million at December 31, 2008, primarily due to an $86.6 million increase in interest-bearing deposits, offset by a $20.5 million decrease in short-term borrowings. Shareholder’s equity totaled $45.9 million at March 31, 2009, a decrease of $7.1 million, or 13.4% when compared to December 31, 2008. The decrease was primarily driven by a net loss of $6.6 million for the first three months of 2009.

Investment Portfolio

The fair value of the securities available for sale portfolio as of March 31, 2009 was $112.3 million compared to $104.0 million as of December 31, 2008. In an effort to improve our capital ratios and increase liquidity, we repositioned our investment portfolio during the first quarter of 2009. We sold approximately $16.6 million in municipal securities, which were not able to be pledged as collateral, and replaced them with securities that had a lower risk weighting for capital ratio purposes. Also, due to our deposit growth during the first quarter of 2009, we invested in additional U.S. Treasury and agency securities, as well as replaced several mortgage-backed securities, in order to improve yield and increase our capital ratios, where possible. We realized a net gain of $830 thousand on the sale of available for sale securities during the first quarter of 2009.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant such evaluation. During the first quarter of 2009, we recorded $250 thousand in other-than-temporary impairment within gain/(loss) on securities available for sale, net. This impairment charge was related to one security held in a financial institution that was taken into receivership by the FDIC on May 1, 2009.

	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in thousands)(Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury government sponsored securities, agencies and corporations	$54,958	$55,057	$29,030	$29,677	$85,830	$86,655
Trust Preferred Securities	1,450	805	1,450	1,120	450	444
Corporate bonds	—	—	250	167	250	251
State and municipal securities	2,736	2,593	19,458	17,948	24,540	24,204
Mortgage-backed securities	53,986	53,800	54,042	55,103	34,826	34,942

Total securities available for sale	$113,130	$112,255	$104,230	$104,015	$145,896	$146,496

The carrying value of investment securities at March 31, 2009, by contractual maturity, is shown below. All of our debt securities are classified as “available-for-sale”, which means that we carry them at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity until realized. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Maturity Distribution and Weighted Average Yield on Investments

	One Year or Less		After One Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Totals
(Dollars in thousands)(Unaudited)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Carrying value:
March 31, 2009
U.S. Government sponsored securities, agencies and corporations	$14,964	0.34%	$21,450	2.68%	$9,047	4.30%	$9,596	4.42%	$55,057	2.61%
Trust preferred securities	—	—	—	—	—	—	805	6.33%	805	6.33%
State and municipal securities	—	—	—	—	837	4.23%	1,756	4.21%	2,593	4.22%
Mortgage-backed securities	—	—	3,351	4.91%	—	—	50,449	4.57%	53,800	4.59%

Total securities available for sale	$14,964		$24,801		$9,884		$62,606		$112,255

Loan Portfolio

Our intent is to derive a substantial percentage of our earnings from loans. The Company’s loan portfolio decreased $16.5 million, or 2.3% from December 31, 2008 to March 31, 2009. The following table presents various categories of loans contained in the loan portfolio of the Company as of March 31, 2009, December 31, 2008, and March 31, 2008:

	March 31 2009		December 31 2008		March 31 2008
(Dollars in thousands)(Unaudited)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Breakdown of loan receivables:
Commercial	$84,412	12.10%	$88,950	12.46%	$74,075	10.73%
Real estate - mortgage	265,830	38.11%	268,023	37.55%	229,677	33.26%
Real estate - construction	336,220	48.21%	345,268	48.37%	373,997	54.15%
Consumer	10,989	1.58%	11,584	1.62%	12,861	1.86%

Total loans	697,451	100.00%	713,825	100.00%	690,610	100.00%

Less: Allowance for loan losses	14,765		12,114		11,167
Less: Unearned loan fees	859		864		688

Net loans	$681,827		$700,847		$678,755

Ratio of the allowance for loan losses to total loans	2.12%		1.70%		1.62%

The major components of the loan portfolio at March 31, 2009 were real estate construction and mortgage and represented 86.3% of the loan portfolio. In the context of this discussion, we define a “real estate mortgage loan” and a “real estate construction loan” as any loan, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we target our loan-to-value ratio to be consistent with the supervisory loan to value limit guidelines provided by the banking regulators. In order to reduce collateral risk, we attempt to maintain a relatively diversified portfolio. To moderate credit risk in our declining real estate environment, in the third quarter of 2007, management began requiring at least 20% cash equity on all new real estate development loans. As a further measure, during 2008, we ceased making speculative construction loans, we ceased making loans out of our market area, and we ceased our purchase of loan participations.

We have a large percentage of real estate construction loans in our portfolio for builders and developers. These loans are considered more risky than other types of loans. The primary credit risks associated with construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Given the current environment, the non-performing loans in our construction portfolio may continue to increase in 2009, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes and lots available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses, and charge-offs related to our loan portfolio may occur.

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

The following table summarizes major classifications of portfolio loans by maturities as of March 31, 2009:

(Dollars in thousands)(Unaudited)	One Year or Less	After One, but within Five Years	After Five Years	Total
Commercial	$57,227	22,003	5,182	$84,412
Real estate – mortgage	149,896	96,100	19,834	265,830
Real estate – construction	322,910	12,828	482	336,220
Consumer	8,473	2,440	76	10,989

Total	$538,506	133,371	25,574	$697,451

The following table represents the rate structure for loans as of March 31, 2009:

(Dollars in thousands)(Unaudited)	Variable Rate	Fixed Rate
Commercial	$66,424	$17,988
Real estate – mortgage	171,351	94,479
Real estate – construction	320,337	15,883
Consumer	5,401	5,588

Total	$563,513	$133,938

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

As of March 31, 2009 the allowance for loan losses was $14.8 million or 2.12% of outstanding loans, as compared to $12.1 million or 1.70% at December 31, 2008. The Company’s current economic environment is turbulent, and the real estate values of our loan collateral are rapidly shifting. We continually monitor the adequacy of our allowance and we have employed independent external loan review consultants to complement management’s evaluation of the allowance. The Company is committed to following generally accepted accounting principles, including the December 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses, as it determines the level of the allowance.

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

Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required

The following table shows an analysis of allowance for loan loss, including charge-off activity, for the three months ended March 31, 2009 and 2008:

	Three months ended March 31
(Dollars in thousands)(Unaudited)	2009	2008
Balance at beginning of period	$12,114	$9,787
Loans charged off:
Commercial	290	326
Real estate - mortgage	568	—
Real estate - construction	1,545	416
Consumer	13	—

Total loans charged off	2,416	742

Recoveries of losses previously charged off:

Commercial	—	—
Real estate - mortgage	—	—
Real estate - construction	—	—
Consumer	3	—

Total recoveries	3	—

Net loans charged off	2,413	742

Provision for loan losses	5,064	2,122

Allowance for loan losses at end of period	$14,765	$11,167

Net loans charged off, as a percent of average loans outstanding (annualized)	1.37%	0.44%

Our provision for loan losses for the three months ended March 31, 2009 and 2008 was $5.1 million and $2.1 million, respectively, which was $2.7 million more than net charge-offs for the three months ended March 31, 2009 and $1.4 million higher than net charge-offs for the three months ended March 31, 2008. The loan loss provision increased from 2008 to 2009, due to increases in non-performing loans and net charge-offs. Net charge-offs for the three months ended March 31, 2009 and 2008 represented 1.37% and 0.44% of average loans, respectively. As the real estate market and general economic conditions continued to decline in 2009, we took the majority of our losses on construction type loans.

The following tables show the allocation of the allowance and the percentage of the allowance allocated to each category of total loans:

	March 31 2009		December 31 2008		March 31 2008
(Dollars in thousands)(Unaudited)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$414	2.80%	$986	8.14%	$1,561	13.98%
Real estate – mortgage	2,061	13.96%	1,637	13.51%	3,540	31.70%
Real estate – construction	12,175	82.46%	9,379	77.42%	5,930	53.10%
Consumer	115	0.78%	112	0.93%	136	1.22%

Total	$14,765	100.00%	$12,114	100.00%	$11,167	100.00%

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

We have adopted the principles of SFAS No. 114 and No. 118 relating to accounting for impaired loans and as of March 31, 2009, our impaired loans, totaled $115.0 million and had associated reserves of approximately $9.1 million. This is compared to impaired loans and associated reserves of $94.7 million and approximately $6.7 million, respectively, as of December 31, 2008. A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due totaled $147.5 million at March 31, 2009, compared to $113.9 million at December 31, 2008. Non-accrual loans were $92.8 million at March 31, 2009, an increase of $24.6 million from non-accrual loans of $68.2 million at December 31, 2008. The Company had loans ninety days past due and still accruing at March 31, 2009 of $18.0 million as compared to $16.2 million as of December 31, 2008. As mentioned above, our policy allows for us to continue accruing interest on loans that are 90 days past due loans when such loans are well secured and in the process of collection. Net other real estate owned totaled $36.7 million as of March 31, 2009, compared to $29.5 million at December 31, 2008.

The current credit deterioration has been driven by a real estate slowdown that accelerated in 2008 and has continued into 2009. This slowdown has had a greater impact on community banks in the Company’s trade area than previous downturns in the economic cycle. The prolonged decline in the housing market and generally slowing economic conditions continue to have a negative impact on our loan portfolio, particularly in real estate construction.

At March 31, 2009, we had non-performing loans, defined as non-accrual and accruing loans past due more than 90 days, of $110.8 million or 15.9% of total loans. Non-performing loans for December 31, 2008 were $84.3 million or 11.8% of total loans. Interest that would have been recorded on non-accrual loans had they performed in accordance with their original terms, amounted to $1.4 million and $399.9 thousand, respectively, for the three months ended March 31, 2009 and March 31, 2008. Interest income on non-accrual loans, recorded on the cash basis, included in the results of operations for the three months ended March 31, 2009 and 2008, totaled approximately $60.5 thousand and $104 thousand, respectively.

A summary of nonperforming assets as of March 31, 2009, December 31, 2008 and March 31, 2009 is presented below:

(Dollars in thousands)(Unaudited)	March 31 2009	December 31 2008	March 31 2008

Non-accrual loans	$92,825	$68,166	$21,869
Loans 90 days or more past due and still accruing	17,997	16,156	6,632

Total non-performing loans	110,822	84,322	28,501
All other real estate owned, net	36,656	29,549	14,051
All other repossessed assets	47	35	40

Total non-performing assets [1,2]	$147,525	$113,906	$42,592

As a percent of total loans at end of period:
Non-accrual loans	13.31%	9.55%	3.17%
Loans 90 days or more past due and still accruing	2.58%	2.26%	0.96%

Total non-performing assets to total loans plus OREO and other repossessed assets	20.09%	15.32%	6.04%

1	Total non-performing assets includes non-performing loans guaranteed by the Small Business Administration. At March 31, 2009, December 31, 2008, and March 31, 2008, the guaranteed portion of these loans amounted to $5.9 million, $7.8 million, and $5.4 million, respectively
2	Loans whose terms were modified in a troubled debt restructuring not included in the table above totaled $ 13.5 million as of March 31, 2009, $6.7 million as of December 31, 2008 and zero as of March 31, 2008.

The increase to our non-accrual loans during the first three months of 2009 is the net result of the following changes:

(Dollars in thousands)	March 31 2009
Balance at December 31, 2008	$68,116
Loans reclassified to non-accrual status in 2009	38,878
Payments received on non-accrual loans during 2009	(2,659)
Non-accrual loans charged-off during 2009	(2,345)
Non-accrual loans reclassified to other real estate	(9,165)

Balance at March 31, 2009	$92,825

During 2009, additions to loans on nonaccrual status consisted of 59 real estate secured loans totaling $37.8 million, 10 commercial loans totaling $220 thousand, 3 consumer loans totaling $46 thousand and one commercial SBA loan totaling $825 thousand.

At March 31, 2009, non-accrual loans consisted of the following:

	Amount	Number of loans
Construction and land development	$80,135	69
Secured by farmland	1,413	1
1-4 family residential properties	1,514	11
Nonfarm nonresidential properties	8,090	9
Commercial	1,102	13
Consumer	571	5

	$92,825	108

At March 31, 2009, the Company’s Other Real Estate Owned consisted of 79 properties totaling $36.7 million, compared to 54 properties totaling $29.5 million as of December 31, 2008. The increase in OREO during the first three months of 2009 was the result of the foreclosure of 27 construction loan properties, 3 real estate mortgage loans, and one SBA real estate loan. Six properties were sold during the first three months of 2009.

At March 31, 2009, December 31, 2008 and March 31, 2008, the Company’s OREO consisted of the following:

(Dollars in thousands)(Unaudited)	March 31 2009	December 31 2008	March 31 2008
Construction and land development	$33,555	$28,111	$11,116
1-4 family residential properties	1,429	260	1,500
Commercial properties	1,672	1,178	1,435

Total other real estate owned	$36,656	$29,549	$14,051

The following is a summary of OREO activity for the first three months of 2009:

(Dollars in thousands)(Unaudited)
Balance at December 31, 2008	$29,549
Transfers into OREO	9,930
Sales of OREO	(2,781)
Loss on sale of OREO	(39)
Capitalized improvements	44
Other	(47)

Balance at March 31, 2009	$36,656

Our OREO procedures currently determine disposition value, the valuation used to place the property into OREO, based primarily upon the most recent appraisal of the property that we have at the time, less estimated costs to sell the property. Any difference between the disposition value and the loan balance is recommended for charge off. Once the property is in OREO, the property is listed with a realtor to begin sales efforts. Listing prices are also considered when determining the fair value of OREO.

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

In addition to loans formally classified as non-accrual or non-performing, management maintains a list of monitored loans which may eventually become so classified. Individual loan officers are responsible for assessing business and credit risk for each loan in their respective portfolios. The monitored loan list exists as a vehicle for measuring and monitoring identified assets with heightened risk characteristics. Heightened risk characteristics would include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. Management meets monthly to re-assess the ongoing status of credits on this list. As of March 31, 2009, there were loans totaling $95.6 million on the monitored loan list, $92.8 million on nonaccrual status and $18.0 million that were past due 90 days or more and still accruing. As of December 31, 2008, there were loans totaling $102.5 million on the monitored loan list, $68.2 million on nonaccrual status, and $16.2 million that were past due 90 days or more and still accruing.

Deposits

Deposits provide the primary funding source for our loan portfolio and other earning assets. As of March 31, 2009 and December 31, 2008, brokered deposits, including CDARs balances, totaled $201.2 million and $277.7 million, respectively. CDARs balances were $63.3 million at March 31, 2009, compared to $90.5 million as of December 31, 2008. Total deposits increased $91.4 million, or 11.9%, from December 31, 2008. This increase was attributable to a successful deposit campaign and management’s efforts to increase liquidity.

The maturity distribution of time deposits of $100,000 or more as of March 31, 2009 was as follows:

(Dollars in thousands)(Unaudited)
Three months or less	$40,727
Over three through six months	67,833
Over six through twelve months	118,705
Over twelve months	41,150

Total	$268,415

Borrowed Funds

Short-term:

We have access to various short-term borrowings, including the purchase of federal funds and borrowing arrangements from other financial institutions. The Company had no federal funds purchased as of March 31, 2009 or March 31, 2008.

Overnight customer sweep agreements totaled $15.5 million at March 31, 2009 compared to $21.0 million as of December 31, 2008. These short-term borrowings are collateralized by securities and generally mature within one day from the transaction date. The agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

As of March 31, 2009, other borrowings included in short-term borrowings totaled $19.0 million in Federal Home Loan bank advances maturing in the next twelve months, compared to $24.0 million of FHLB advances as of December 31, 2008.

Long-term:

We had $6.0 million in long-term FHLB borrowings as of March 31, 2009, and December 31, 2008. These 3.49% fixed rate advances mature in July of 2010.

At March 31, 2009, long-term debt also consisted of $10.0 million in subordinated capital notes. This borrowing has a variable rate and matures on March 31, 2020. Beginning in March 2010, quarterly principal payments of $250 thousand are required through maturity. For regulatory capital purposes, these notes are included in Tier 2 capital. The December 31, 2008 balance of long-term subordinated capital notes was also $10.0 million.

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

The trust preferred securities and the related first series of debentures were issued on August 11, 2004. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2004. Interest on the first series of debentures is paid on the corresponding dates. The aggregate principal amount of the first series of debentures outstanding at March 31, 2009 and December 31, 2008 was $5,155,000. Certain issue costs have been deferred and recorded in other assets in the accompanying consolidated balance sheets. The issue costs are being amortized over the life of the first series of debentures, and the outstanding balance of the unamortized issue costs at March 31, 2009 and December 31, 2008 was approximately $84 and $85 thousand, respectively.

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

The trust preferred securities and the related second series of debentures were issued on May 24, 2006. Distributions on the trust preferred securities are paid quarterly on April 7, July 7, October 7 and January 7 of each year, beginning July 7, 2006. Interest on the second series of debentures is paid on the corresponding dates. The aggregate principal amount of the second series of debentures outstanding at March 31, 2009 and December 31, 2008 was $10,310,000. There were no issue costs associated with the issuance of the second series of debentures.

Interest Payment Deferral

On March 6, 2009, the Company began exercising its right to defer quarterly interest payments for each of the debentures. For the first series of debentures, we have provided notice of our deferral of interest payments from March 31, 2009 to December 31, 2009, and for the second series of debentures, we have provided notice of our deferral of interest payments from April 7, 2009 to January 7, 2010. During this period of deferral, the Company is precluded from repurchasing shares of common stock and from paying dividends on outstanding common stock. We will continue to accrue for the interest payable during the deferral period in our statement of operations.

Income Statement Review

We reported a net loss of $6.6 million for the three months ended March 31, 2009, a decrease in earnings of $5.7 million compared to the same period of the prior year. Basic and diluted loss per share amounted to $(1.04) respectively, compared to ($0.15) basic and diluted loss per share for the three months ended March 31, 2008. Increased costs to carry nonperforming assets, including provisions to associated valuation allowances and accrued interest reversals continued to have a negative impact on earnings for the first quarter of 2009. Margin compression also contributed to the increased loss.

Net Interest Income/Margin

Net interest income for the three months ended March 31, 2009 was $2.0 million, a decrease of $3.5 million or 63.8% from the same period of 2008. The decrease in net interest income was driven by interest reversals on non-performing loans and declining interest rates.

Average loans for the first quarter of 2009 were $716.7 million, compared to $684.0 million for the same period in 2008. The average yield on loans decreased from 7.45% for the three months ended March 31, 2008 to 4.62% for the three months ended March 31, 2009. Interest reversals related to non-performing loans contributed to the decline, along with interest rate cuts from the Federal Reserve. For the three months ended March 31, 2009, average securities available for sale were $85.9 million compared to $108.7 million for the same period of 2008.

The average cost of funds decreased 125 basis points to 3.40% for the first quarter of 2009 compared to the same period in 2008, primarily due to decreases in the interest rates paid on certificates of deposits. Average time deposits for the first quarter of 2009 were $652.0 million, compared to $577.6 million for the same period of 2008, an increase of 12.9%. The average rate paid on time deposits decreased from 5.08% for the three months ended March 31, 2008 to 3.73% for the same period of 2009. While the Federal Reserve continued to reduce the federal funds target rate during 2008, average rates paid on these deposits typically lag these rate reductions due to the longer terms of the accounts.

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

The Company’s net interest margin continues to experience compression compared to the prior year. As a loan is identified as non-performing, it may result in the reversal of previously accrued interest income on that loan. Due to the current economic environment, we are experiencing a significant level of loans classified as non-performing, resulting in considerable reversals of previously recognized interest income. In addition, from an asset/liability management perspective, we are in an asset sensitive position, meaning our earning assets reprice more immediately with a rate change than the cost of our funding and deposits. In a declining rate environment, asset sensitivity has a negative impact on net interest margin and earnings. Therefore, in the declining rate environment of the past year, we have experienced a significant decline in earnings as our earning assets reprice immediately downward with each rate change, while our funding costs adjust over a longer period of time. Management has implemented measures to combat the compression associated with interest rate declines, such as interest rate floors on loans, no changes to lending rates despite reductions in the Prime rate, and the continued collection of fees on renewing loans.

For the three months ended March 31, 2009 and 2008, the net interest spread was 1.01% and 2.28%, respectively, while the net interest margin was 0.98% and 2.69%, respectively. As noted above, a couple of primary factors contributed to the net interest spread and net interest margin compression from a year ago. Additionally, competition for deposits has increased and we have had to offer relatively higher rates to retain deposits and to attract new core deposits for liquidity purposes.

The following tables show the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31, 2009			March 31, 2008
(Dollars in thousands)(Unaudited)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS:
Federal funds sold	$29,373	$10	0.14%	$33,277	$261	3.15%
Interest bearing deposits	895	3	1.36%	2,174	23	4.26%
Investment securities available for sale
Taxable	80,618	810	4.02%	84,917	1,078	5.02%
Nontaxable[1]	5,245	57	4.35%	23,785	235	6.01%
Loans	716,655	8,172	4.62%	683,958	12,673	7.45%

Total interest earning assets	832,786	9,052	4.41%	828,111	14,270	6.93%
All other assets	100,826			76,621

Total assets	$933,612			$904,732

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Interest bearing demand deposits and savings	$117,722	583	2.01%	$133,155	952	2.88%
Time	651,978	5,994	3.73%	577,586	7,294	5.08%
Junior subordinated debt	15,465	135	3.54%	15,465	250	6.50%
Short-term borrowings	38,537	184	1.94%	24,748	207	3.36%
Long-term borrowings	16,000	150	3.80%	3,946	28	2.85%

Total interest bearing liabilities	839,702	7,046	3.40%	754,900	8,731	4.65%

Noninterest-bearing deposits	38,709			45,002
Other liabilities	3,580			13,146
Shareholders’ equity	51,621			91,684

Total liabilities and shareholders’ equity	$933,612			$904,732

Net interest spread			1.01%			2.28%
Net interest margin on average earning assets			0.98%			2.69%

Net interest income		$2,006			$5,539

1	Yield is on a tax-equivalent basis for March 31, 2008

Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Loan fees totaled $671.9 thousand and $628.7 thousand for the three months ended March 31, 2009 and 2008, respectively, and are included with interest income on loans.

Other Income and Other Expense

For the three months ended March 31, 2009 and 2008, total noninterest income totaled $1.0 million and $215 thousand, respectively. There was an $829 thousand increase in gains on sales of securities available for sale compared to the first quarter of 2008.

Total noninterest expense for the three months ended March 31, 2009 decreased $683 thousand, or 13.1% from 2008. The primary component of total noninterest expense was salary and employee benefits, which totaled $1.9 million and $2.9 million for the first quarter of 2009 and 2008, respectively. The $1.0 million, or 33.7% decrease in salary and employee benefits primarily resulted from a reduction in force of approximately 30% of headcount during the third quarter of 2008. We had 91 full time equivalent employees at March 31, 2009, compared to 120 full time equivalent employees at March 31, 2008. Other operating expenses increased $136 thousand, or 12.3% from the three months ended March 31, 2008, primarily due to a $407 thousand increase in provision for OREO losses and OREO expenses. The OREO-related increase was partially offset by decreases in other categories, such as advertising and marketing, and other expenses, as management continued its efforts to reduce discretionary expenses.

The following table shows the components of noninterest expense for the three months ended March 31, 2009 and 2008:

	Three months ended March 31
(Dollars in thousands)(Unaudited)	2009	2008
Salaries and employee benefits	$1,921	$2,899
Occupancy expenses	592	583
Advertising and marketing	93	156
Legal and other professional services	388	228
FDIC premiums	167	168
Provision for OREO losses	301	248
OREO expenses	490	136
Amortization of intangibles	—	71
Data processing and technology	362	343
Other expenses	222	387

Total noninterest expense	$4,536	$5,219

Income Taxes

We had no tax benefit for the first quarter of 2009, compared to an income tax benefit of $668 thousand for the three months ended March 31, 2008. Effective tax rates for the periods were 0% and (42.1)%, respectively.

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

Our primary sources of liquidity are our deposits, the scheduled repayments on our loans, and interest and maturities of our investments. All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. If necessary, we have the ability to sell a portion of our unpledged investment securities to manage interest sensitivity gap or liquidity. Our pledged securities totaled $60.8 million at March 31, 2009 compared to $57.2 million at December 31, 2008. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs. During the first quarter of 2009, we increased our core deposits by approximately 34% from December 31, 2008 and invested the funds in short-term, liquid investments and cash. Our liquidity position has substantially improved since December 31, 2008, and is in compliance with our policy guidelines.

At March 31, 2009 and December 31, 2008, we had arrangements with a correspondent and commercial banks for short-term unsecured advances up to $18.5 million and $33.5 million, respectively. At March 31, 2009, none of these available facilities were being utilized. Subsequent to March 31, 2009, we will be required to collateralize any advances under these facilities. As our access to unsecured, short-term advances has diminished, we will need to continue to rely on non-brokered deposit generation for liquidity. As mentioned above, our deposit campaigns in 2009 have been successful to date.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and due from banks increased $18.5 million from December 31, 2008, to a total of $23.6 million at March 31, 2009. Cash used in operating activities totaled $705 thousand for the first quarter of 2009. Cash used in investing activities totaled $51.7 million for the first quarter of 2009, primarily due to an increase in federal funds sold. Cash provided by financing activities totaled $71.0 million for the three months ended March 31, 2009, primarily due to proceeds from increased deposits.

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

As of March 31, 2009, the most recent regulatory notification categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. Our failure to meet capital guidelines for well capitalized status could subject us to a variety of enforcement remedies from our regulators. As a result of our current adequately capitalized status, we are prohibited from accepting or renewing additional brokered deposits without the prior formal waiver of this prohibition by our bank regulators. Our Board of Directors and management are currently engaged in strategic initiatives to restore the well-capitalized status of the Bank and Company.

The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Tier 1 Leverage	Tier 1 Risk-based	Total Risk-based
Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%

Actual ratios at March 31, 2009
The Buckhead Community Bank	4.69%	5.71%	8.27%
Consolidated	4.85%	5.79%	8.35%

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

In light of the requirement to improve the capital ratios of the Bank and to reestablish “well capitalized” status, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Company’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators including, but not limited to, entry into a formal written agreement. Ongoing failure to adequately address regulatory concerns could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Company is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Company’s business, results of operations and financial position.

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

The table below contains a summary of our commitments as of March 31, 2009, December 31, 2008 and March 31, 2008:

(Dollars in thousands)(Unaudited)	March 31 2009	December 31 2008	March 31 2008
Commitments to extend credit	$59,450	$75,849	$136,620
Standby letters of credit	6,143	8,178	13,633

	$65,593	$84,027	$150,253

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest income. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. The Company models ramp scenarios that assume gradual increases and decreases of 300 basis points each over the next twelve months. At March 31, 2009, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 18.31% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 17.91% decrease in net interest income. At December 31, 2008, our simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 19.23% increase in net interest income and a 300 basis point decrease in rates over the next twelve months would cause an approximate 13.47% decrease in net interest income.

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

(Dollars in thousands)(Unaudited)	Interest Sensitivity by Month As of March 31, 2009
	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest-earning assets:
Federal funds sold	$75,086	—	—	—	—	75,086
Interest Bearing due from accounts	313	—	—	—	—	313
Investment securities	—	16,375	26,897	45,278	26,981	115,531
Loans	—	572,931	68,785	43,150	11,726	696,592

Total earning assets	75,399	589,306	95,682	88,428	38,707	887,522

Interest-bearing liabilities:
Non-interest bearing deposits	—	1,299	3,894	10,380	25,880	41,453
Interest bearing deposits (NOW)	42,387	—	—	—	—	42,387
Savings deposits (includes MMkt)	80,590	—	—	—	—	80,590
Time deposits	—	143,268	428,068	122,456	99	693,891
Short-term borrowings	24,549	—	10,000	—	—	34,549
Long-term debt	—	10,000	—	6,000	—	16,000
Junior subordinated debt	—	15,465	—	—	—	15,465

Total interest-bearing liabilities	147,526	170,032	441,962	138,836	25,979	924,335

Interest sensitivity gap	(72,127)	419,274	(346,280)	(50,408)	12,728

Cumulative interest-sensitivity gap	$(72,127)	347,147	867	(49,541)	(36,813)

Ratio of cumulative interest-sensitivity gap to total earning assets	-8.13%	39.11%	0.10%	-5.58%	-4.15%

As demonstrated in the preceding table, 82.2% of interest-bearing liabilities will reprice within twelve months compared with 85.7% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. In addition, the Company may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.

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

The table below summarizes the return on average assets, return on average equity, and average equity to average assets for the three months ended March 31, 2009 and 2008:

	Three months ended March 31
	2009	2008
Return on average assets	-2.86%	-0.41%
Return on average equity	-51.64%	-4.03%
Average equity to average assets	5.53%	10.13%

ITEM 4T.	Controls and Procedures

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described above and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended March 31, 2009.

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

Buckhead Community Bancorp, Inc. (Registrant)

DATE: May 15, 2009	BY:	/s/ Marvin Cosgray
Marvin Cosgray
President and Chief Executive Officer

DATE: May 15, 2009	BY:	/s/ Dawn Kinard
Dawn Kinard
Chief Financial Officer